Form 10-Q
period 1996-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1996-03-15
CIK 206005

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.   20549


                    Quarterly Report Under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934


          For the Quarter Ended January 31, 1996   Commission  File      2-
          58109


          UMB Bank Master Plan and Trust for Self-Employed Individuals; UMB-AGPA Master Plan and Trust for Self-Employed Individuals; and Super Keogh Plans and Trusts for Partnership Employers.


                         UMB BANK, n.a.,        (As Trustee)

                                   Trust Department

                                  1010 Grand Avenue

                            Kansas City, Missouri   64106

                           Tax Identification No.     None

                                   (816)   860-7700


          Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X       No                     ___

                                                 UMB BANK, n.a.
                                     Pooled Debt Fund for Employees Trusts
                                            Statement of Operations


                                                                        FY ENDED        QUARTER
                                                                        10/31/95    ENDED 01/31/96

           Investment Income:
             Interest                                                    9,951,449        3,033,791
             Less:  Audit Expense                                         (11,211)          (2,511)
                                                                        __________      ___________

             Net Investment Income                                       9,940,238        3,031,279
                                                                        =========       ===========
           Realized and Unrealized Gain (Loss) on Investments:
             Realized Gain (Loss) on Investments
             Proceeds from Sales                                        64,769,427       10,923,124
             Cost of Securities Sold                                    64,508,442       11,278,115
                                                                       ___________      ___________
             Net Realized Gain (Loss)                                      260,985        (354,991)

             Unrealized Gain (Loss) on Investments:
               Beginning of Period                                     (7,160,638)        3,232,868
               End of Period                                             3,232,868        7,395,748
                                                                       ___________      ___________
           Net Unrealized Gain (Loss)                                   10,393,506        4,162,880
                                                                       ___________      ___________

           Net Realized and Unrealized Gain (Loss) on Investments       10,654,491        3,807,889
                                                                       ==========       ===========

                                                UMB BANK, n.a.
                                     Pooled Debt Fund for Employees Trusts
                                      Statement of Participants' Interest

                                                                        FY ENDED        QUARTER
                                                                        10/31/95     ENDED 01/31/96

           Participants' Interest at Beginning of Period                160,657,602     164,323,271
           Changes from Investment Activities:
             Net Investment Income                                        9,940,238       3,031,279
             Net Realized Gain (Loss) on Investments                        260,985       (354,991)
             Net Unrealized Gain (Loss) on Investments                   10,393,506       4,162,880
                                                                         __________     ___________
               Net Increase (Decrease) from Investment Activity          20,594,729       6,839,168
                                                                         __________     ___________

           Changes from Participating Unit Transactions:
           Received from Issuance of:         270,660 Units              21,483,446
           Received from Issuance of:          81,059 Units                               6,727,848

           Payment on Redemption of:          673,948 Units            (38,412,506)
           Payment on Redemption of:          113,431 Units                             (4,763,112)
                                                                       ____________    ____________
                Net Increase (Decrease) from Participating Unit
                Transactions                                           (16,929,060)       1,964,736
                                                                        ___________     ___________

           Participants' Interest at End of Period                      164,323,271     173,127,175
                                                                       ============     ===========

                                                             UMB BANK, n.a.
                                              Pooled Debt Fund for Employees Trusts
                                                 Statement of Assets and Liabilities


                                                                   FY END       QUARTER ENDED 01/31/96
                                                       COST        MARKET      COST              MARKET


      Assets:

      U.S. Government & Agency Obligations          78,652,888    80,488,586    81,651,849    86,042,735
        Corporate Bonds                             79,563,147    80,960,317    91,954,025    95,443,729
        Other Investments                            1,087,960     1,087,960     3,102,180     3,168,520
                                                   ___________    __________   ___________   ___________
           Total Investments                       159,303,995   162,536,863   176,708,055   184,654,983
                                                   ===========   ===========   ===========   ===========


      Cash                                                                 0                           0
        Interest Receivable                                        2,655,057                   3,188,498
        Receivable for Securities Sold                               985,699                     140,700
                                                                  __________                  __________
      Total Assets                                               166,177,619                 187,984,181
                                                                ============                 ===========

      Liabilities:
        Audit Fees Payable                                            11,212                       5,877
        Payable for Securities Sold & Other
         Payables                                                  1,843,137                       2,147
                                                                 ___________                 ___________

      Total Liabilities:                                           1,854,349                       8,024
                                                                 ___________                 ___________
      Participants' Interest
        58.17 Per Unit on 2,825,108 Units
                          Outstanding                            164,323,271
        60.09 Per Unit on 3,128,117 Units                                                    173,127,175
                          Oustanding                            ____________                 ___________

      Total Liabilities and Participants' Equity                 166,177,620                 173,135,199
                                                                ============                 ===========

                                                                            UMB BANK, n.a.
                                                                Pooled Equity Fund for Employees Trusts
                                                                      Statement of Operations


                                                                        FY ENDED        QUARTER
                                                                        10/31/95     ENDED 01/31/96


           Investment Income:
             Dividends                                                    5,407,364       1,364,770
             Interest                                                     3,855,343       1,104,324
                                                                         __________     ___________
                Gross Investment Income                                   9,262,707       2,469,094
             Less:  Audit Expense & Foreign Taxes                          (17,956)         (2,644)
                                                                         __________      __________
                Net Investment Income                                     9,244,751       2,466,450
                                                                         ==========       =========


           Realized and Unrealized Gain (Loss) on Investments:
             Realized Gain (Loss) on Investments
                Proceeds from Sales                                     725,215,369     227,641,580
                Cost of Securities Sold                                 694,333,687     221,897,254
                                                                        ___________    ____________
                Net Realized Gain (Loss)                                 30,881,682       5,744,327

             Unrealized Gain (Loss) on Investments:
                Beginning of Period                                      37,955,084      31,212,470
                End of Period                                            30,113,618      42,066,516
                                                                        ___________     ___________
                Net Unrealized Gain (Loss)                              (7,841,466)      10,854,046
                                                                        ___________     ___________
                Net Realized and Unrealized Gain (Loss) on               23,040,216      16,598,373
                Investments                                             ===========     ===========

        [CAPTION]
                                                UMB BANK, n.a.
                                    Pooled Equity Fund for Employees Trusts
                                      Statement of Participants' Interest


                                                                        FY ENDED        QUARTER
                                                                        10/31/95     ENDED 01/31/96


           Participants' Interest at Beginning of Period                232,073,838     262,551,708

           Changes from Investment Activities:
                Net Investment Income                                     9,244,751       2,466,450
                Net Realized Gain (Loss) on Investments
                Net Unrealized Gain (Loss) on Investments                30,881,682       5,744,327
                     Net Increase (Decrease) from Investment
                     Activity                                           (7,841,466)      10,854,046
                                                                        ___________      __________
                                                                         32,284,967      19,064,823
                                                                        ___________     ___________


           Changes from Participating Unit Transactions:
           Received from Issuance of:    600,575 Units                   35,970,886
           Received from Issuance of:    149,117 Units                                    9,875,744

           Payment on Redemption of:          635,453 Units            (37,777,983)
           Payment on Redemption of:          191,200 Units                            (12,822,149)
                                                                       ____________   _____________

           Net Increase (Decrease) from Participating Unit
           Transactions                                                 (1,807,097)     (2,946,405)
                                                                        ___________     ___________

            Participants' Interest at End of Period                      262,551,708     278,670,126
                                                                       ============     ===========

                                                  UMB BANK, n.a.
                                   Pooled Equity Fund for Employees Trusts
                                      Statement of Assets and Liabilities


                                                                   FY END       QUARTER ENDED 01/31/96
                                                       COST        MARKET      COST              MARKET



      Assets:
        Common Stock                               162,051,285   192,164,903   171,837,086   213,903,602
        Commercial Paper                            66,013,975    66,013,975    71,143,767    71,143,767
        Other Investments                            4,140,195     4,140,195             0             0
                                                   ___________    __________   ___________   ___________
         Total Investments                         232,205,455   262,319,073   242,980,853   285,047,370
                                                   ===========   ===========  ============  ============


          Cash                                                             0                           0
          Interest Receivable                                        588,698                     508,433
          Receivable for Securities Sold                             163,521                   3,687,813
                                                                  __________                  __________
      Total Assets                                               263,071,292                 289,243,616
                                                                 ===========                ============

      Liabilities:
        Audit Fees Payable                                            11,187                       4,634
        Payable for Securities Sold                                  508,397                           0
                                                                   _________                 ___________

      Total Liabilities:                                             519,584                       4,634
                                                                 ___________                 ___________
      Participants' Interest:
        64.32 Per Unit on 4,082,250 Units
                          Outstanding                            262,551,708
      68.79 Per Unit on   4,204,724 Units                                                    278,670,126
                          Oustanding                            ____________                 ___________

      Total Liabilities and Participants' Equity                 263,071,292                 278,674,761
                                                                ============                ============

                                                   UMB BANK, n.a.
                                    Pooled Income Fund for Employees Trusts
                                            Statement of Operations


                                                                        FY ENDED        QUARTER
                                                                        10/31/95    ENDED 01/31/96


           Investment Income:
             Interest                                                    3,834,915          917,932
             Less:  Audit Expense                                          (4,050)          (1,048)
                                                                        __________      ___________

                Net Investment Income                                    3,830,865          916,884
                                                                        ==========     ============
           Realized and Unrealized Gain (Loss) on Investments:
             Realized Gain (Loss) on Investments:
             Proceeds from Sales                                       494,570,363      165,452,779
             Cost of Securities Sold                                   494,548,801      165,446,373
                                                                       ___________     ____________
              Net Realized Gain (Loss)                                      21,562            6,406


             Unrealized Gain (Loss) on Investments:
              Beginning of Period                                         (47,188)            5,640
              End of Period                                                  5,640           14,749
                                                                       ___________      ___________
           Net Unrealized Gain (Loss)                                       52,838            9,109
                                                                       ___________      ___________

           Net Realized and Unrealized Gain (Loss) on Investments
                                                                            74,390           15,515
                                                                        ==========      ===========

                                                UMB BANK, n.a.
                                    Pooled Income Fund for Employees Trusts
                                      Statement of Participants' Interest


                                                                        FY ENDED        QUARTER
                                                                        10/31/95     ENDED 01/31/96


           Participants' Interest at Beginning of Period                 60,527,868      65,734,732

           Changes from Investment Activities:
             Net Investment Income                                        3,830,865         916,884
             Net Realized Gain (Loss) on Investments                         21,562           6,406
             Net Unrealized Gain (Loss) on Investments                       52,828           9,109
                                                                        ___________      __________
           Net Increase (Decrease) from Investment Activity               3,905,255         932,399
                                                                        ___________     ___________


           Changes from Participating Unit Transactions:
           Received from Issuance of:    762,338 Units                   39,394,576
           Received from Issuance of:     68,296 Units                                    3,252,706

           Payment on Redemption of:          755,315 Units              38,092,967
           Payment on Redemption of:          202,380 Units                               9,665,777
                                                                       ____________   _____________

           Net Increase (Decrease) from Participating Unit
           Transactions                                                   1,301,609     (6,413,071)
                                                                        ___________     ___________


           Participants' Interest at End of Period                       65,734,732      60,254,060
                                                                       ===========    ============

                                                              UMB BANK, n.a.
                                                  Pooled Income Fund for Employees Trusts
                                                      Statement of Assets and Liabilities

                                                   FY ENDED 10/31/95    QUARTER ENDED 01/31/96
                                                          COST         COST              MARKET
      Assets:
        U.S. Government & Agency Obligations              23,088,048     5,000,000     5,022,180
        Commercial Paper                                  36,648,284    53,158,015    52,703,377
        Other Investments                                  5,585,759     2,000,000     1,999,600
                                                         ___________   ___________   ___________

        Total Investments                                 65,322,091    60,158,015    59,725,157
                                                        ============  ============   ===========
        Cash                                                                                   0
        Interest Receivable                                  411,057                     422,702
        Receivable for Securities Sold                             0                           0
                                                           _________                  __________

      Total Assets                                        65,733,148                  60,147,859
                                                       =============                ============
      Liabilities:
        Audit Fees Payable                                     4,056                       1,054
        Payable for Securities Sold                                0                           0
                                                         ___________                 ___________


      Total Liabilities:                                       4,056                       1,054
                                                                                     ___________

      Participants' Interest
        47.41 Per Unit on 1,386,619 Units
                          Outstanding                                                 60,254,060
        48.11 Per Unit on 1,250,287 Units                                            ___________
                          Oustanding                      65,734,732
                                                         ___________
      Total Liabilities and Participants' Equity          65,738,788                  60,255,114
                                                        ============                ============



                     Part I-B   Footnotes to Financial Statements

          No material changes from last fiscal year-end.


                 Part I-C   Trustees Comments on Financial Statements

          The economy continued to grow during the fourth quarter but at a decreased pace. Consumer demand was muted as the constraints of expanding debt, low savings, and slow income growth were felt. Manufacturing also slowed as both production and employment showed decreased activity. Factory capacity utilization dropped to its lowest level since December 1994 and inventories increased for the nineteenth month in a row. Housing is struggling as sales were weak despite attractive interest rates. The real estate sales figures were probably negatively affected by the partial government shutdown in December. The unemployment figures were steady, but job formation was slow and consumer confidence declined. In the absence of a budget agreement, federal discretionary spending will be significantly restrained. On the positive side, inflation remained under control increasing at a 2.6% rate for the year to date. The trade deficit has exerted a negative influence on GDP for the last two years. However, at the end of the fourth quarter it narrowed to its lowest level in ten months as exports dropped, but imports dropped more as overseas economies remained stagnant. As the economy moves into its sixth year of expansion, the continued decline in leading economic indicators signal that the economy may be weaker by summer.

          The fourth quarter proved to be an extension of the strong performance enjoyed by the equity markets all year. During the quarter, the Dow Jones Industrial Average broke through the 5000 mark for the first time. The quarterly return on the S&P 500 lagged slightly its returns for the first three quarters, but 1995 ended with the highest calendar year return since 1958. Mutual fund inflows for the year were the strongest in history which added momentum to the market. Investor concerns about corporate earnings earlier in the quarter waned as profit growth continued although at a slower pace. The health, utilities and energy sectors led the way, while the once strong technology sector fell to last place. The small capitalization equities underperformed the broad market during the quarter while the European, Australian, Far East stock Index improved its relative performance. The S&P 500 was up 6.02% for the quarter and 37.58% for calendar year 1995. The value line was up 0.52% and 21.58% for the same periods. At these levels, the equities markets are fully valued by most historic measures.

          The bond markets continued their outstanding performance in the fourth quarter. The markets reacted favorably to the slowing economy, low inflation and the reduction of short term rates by the Federal Reserve in mid-December. The thirty year bond yield fell below 6% during the year, which was 1.9% lower than at the end of 1994. For 1995, the overall bond performance was the best in fifteen years. The spread between corporate and treasury issues remained tight. The Lehman Brothers Government/Corporate Intermediate Index rose 3.52% for the quarter and 15.33% for the year. The longer maturing Lehman Brothers Government/Corporate Index was up 4.66% for the quarter and 19.24% for the year. A certain amount of volatility is being introduced into the markets by the inability of the government to reach a balanced budget agreement, but further softening of rates in the spring of 1996 is probable.

          POOLED EQUITY FUND           __________________

          During the quarter, new stock positions were taken in Community Psychiatric Centers and Baker Hughes Inc. Positions were deleted in Pioneer Hi-Bred, Clorox, Proctor & Gamble, H & R Block, Fluor Corp. and FPL Group.

          The Fund's total return (income plus price appreciation) for the quarter was 4.27%. For the past twelve months, the total Fund returned 21.97%. Excluding cash reserves, the total return of stocks held by the Fund was 5.37% for the quarter and 28.87% for the last 12 months. The fund ended the quarter with cash reserves of 27.07%.

          POOLED DEBT FUND           ________________

          In keeping with our philosophy of maintaining a high quality portfolio with limited maturity exposure, about 47% of the portfolio is held in Government and Agency issues. Approximately 58% of the portfolio will mature within five years. The weighted average life of the total portfolio is 5.1 years. The total return of the Fund was 3.99% for the quarter and 16.83% for the preceding twelve months. At quarter end, the current yield of the fund was approximately 6.5%. The weighted yield to maturity at market was 6.04%.

          POOLED INCOME FUND           __________________

          The Fund continues to be invested in short term Government and Agency obligations, high quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.49% is equivalent to an annualized total return of 5.96%. For the past twelve months, the fund returned 6.20%. The Fund has an average maturity of 56 days and a weighted yield to maturity of 5.60%.

                        Part 1-D   Other Financial Information

          Form 8-K was not required to be filed during the three months ended January 31, 1996, because there were not material, unusual charges or credit to operations and there was no change in independent accountants.

                      Part 1-E   Sale of Unregistered Securities
                      __________________________________________

          Not Applicable.

                             Part II   Other Information
                             ___________________________

          Not Applicable.


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                          UMB Bank, n.a. , as Trustee



                          By:/s/ Steve Campbell
                          Senior Vice President



                          By:/s/ E. Frank Ware
                          Executive Vice President and
                              Trust Accounting Officer