Form 10-Q/A
period 1996-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1996-04-08
CIK 206005

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter Ended January 31, 1996
                   Commission  File No.  2-58109

   The Collective Investment Funds for which UMB Bank, N.A. is Trustee

       (formerly UMB Bank Master Plan and Trust for Self-Employed Individuals; UMB-AGPA Master Plan and Trust for Self-Employed Individuals; and Super Keogh Plans and Trusts for Partnership
                             Employers.)
      _____________________________________________________________
                             Registrant


                   UMB BANK, n.a., (As Trustee)
                         Trust Department
                        1010 Grand Avenue
                    Kansas City, Missouri   64106

                  Tax Identification No.     None

                        (816)   860-7700


Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes    /X/       No

The number of units of participation outstanding as of January 31, 1996 of the funds is as follows.

       Pooled Debt - 3,128,117
       Pooled Equity - 4,204,724
       Pooled Income - 1,250,287

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

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
                                                            ==========       ===========

                                        UMB BANK, n.a.
                           Pooled Debt Fund for Employees Trusts
                            Statement of Participants' Interest

                                                              FY ENDED        QUARTER
                                                              10/31/95          ENDED
                                                                              01/31/96

Participants' Interest at Beginning of Period                160,657,602     164,323,271

Changes from Investment Activities:
  Net Investment Income                                        9,940,238       3,031,279
  Net Realized Gain (Loss) on Investments                        260,985        (354,991)
  Net Unrealized Gain (Loss) on Investments                   10,393,506       4,162,880
                                                              __________     ___________

  Net Increase (Decrease) from Investment Activity            20,594,729       6,839,168
                                                              __________     ___________

Changes from Participating Unit Transactions:
 Received from Issuance of:        270,660 Units              21,483,446
 Received from Issuance of:        416,440 Units                              20,288,549

 Payment on Redemption of:          673,948 Units            (38,412,506)
 Payment on Redemption of:          113,431 Units                             (3,474,830)
                                                              __________       _________

Net Increase (Decrease) from Participating Unit
      Transactions                                           (16,929,060)     16,813,719
                                                              __________        _________

Participants' Interest at End of Period                      164,323,271      187,976,158
                                                             ===========      ===========

                                       UMB BANK, n.a.
                           Pooled Debt Fund for Employees Trusts
                           Statement of Assets and Liabilities

                                                  FY END              QUARTER ENDED 01/31/96
                                             COST        MARKET      COST              MARKET
Assets:
 U.S. Government & Agency Obligations        78,652,888    80,488,586    81,651,849    86,042,735
 Corporate Bonds                             79,563,147    80,960,317    91,954,025    95,443,729
 Other Investments                            1,087,960     1,087,960     3,102,180     3,168,520
                                            ___________   ___________   ___________   ___________

 Total Investments                          159,303,995   162,536,863   176,708,055   184,654,983
                                            ===========   ===========   ===========   ===========


 Cash                                                               0                           0
 Interest Receivable                                        2,655,057                   3,188,498
 Receivable for Securities Sold                               985,699                     140,700
                                                           __________                  __________

Total Assets                                              166,177,619                 187,984,181
                                                          ===========                 ===========

Liabilities:
 Audit Fees Payable                                            11,212                       5,877
 Payable for Securities Sold & Other
  Payables                                                  1,843,137                       2,147
                                                          ___________                 ___________

Total Liabilities:                                          1,854,349                       8,024
                                                          ___________                 ___________

Participants' Interest
  58.17 Per Unit on 2,825,108 Units Outstanding           164,323,271
  60.09 Per Unit on 3,128,117 Units Outstanding                                       187,976,158
                                                         ____________                 ___________

Total Liabilities and Participants' Equity                166,177,620                 187,984,182
                                                         ============                 ===========

                                      UMB BANK, n.a.
                          Pooled Equity Fund for Employees Trusts
                                  Statement of Operations
                                                               FY ENDED        QUARTER
                                                               10/31/95     ENDED 01/31/96

Investment Income:
 Dividends                                                    5,407,364       1,364,770
 Interest                                                     3,855,343       1,104,324
                                                             __________     ___________

 Gross Investment Income                                      9,262,707       2,469,094
 Less:  Audit Expense & Foreign Taxes                           (17,956)         (2,644)
                                                             __________      __________

Net Investment Income                                         9,244,751       2,466,450
                                                             ==========       =========

Realized and Unrealized Gain (Loss) on Investments:
 Realized Gain (Loss) on Investments
    Proceeds from Sales                                     725,215,369     227,641,580
    Cost of Securities Sold                                 694,333,687     221,897,254
                                                            ___________    ____________

 Net Realized Gain (Loss)                                    30,881,682       5,744,327

Unrealized Gain (Loss) on Investments:
    Beginning of Period                                      37,955,084      31,113,618
    End of Period                                            30,113,618      42,066,516
                                                            ___________     ___________

 Net Unrealized Gain (Loss)                                  (7,841,466)     11,952,898
                                                            ___________     ___________

 Net Realized and Unrealized Gain (Loss) on
  Investments                                                23,040,216      17,697,225
                                                            ===========     ===========

                                      UMB BANK, n.a.
                         Pooled Equity Fund for Employees Trusts
                           Statement of Participants' Interests

                                                              FY ENDED       QUARTER
                                                              10/31/95       ENDED 01/31/96

Participants' Interest at Beginning of Period                232,073,838     262,551,708

Changes from Investment Activities:
     Net Investment Income                                     9,244,751       2,466,450
     Net Realized Gain (Loss) on Investments
     Net Unrealized Gain (Loss) on Investments                30,881,682       5,744,327
     Net Increase (Decrease) from Investment
           Activity                                           (7,841,466)     11,952,898
                                                             ____________    ___________

                                                              32,284,967      20,163,675
                                                             ____________    ____________


Changes from Participating Unit Transactions:
 Received from Issuance of:    600,575 Units                  35,970,886
 Received from Issuance of:    313,675 Units                                  11,326,954

 Payment on Redemption of:     635,453 Units                 (37,777,983)
 Payment on Redemption of:     191,200 Units                                  (4,794,849)
                                                            ____________   _____________

Net Increase (Decrease) from Participating Unit
 Transactions                                                 (1,807,097)     (6,532,105)
                                                             ___________     ___________


Participants' Interest at End of Period                      262,551,708     289,247,488
                                                            ============     ===========

                                       UMB BANK, n.a.
                           Pooled Equity Fund for Employees Trusts
                             Statement of Assets and Liabilities

                                                   FY END              QUARTER ENDED 01/31/96
                                              COST        MARKET      COST              MARKET

Assets:
 Common Stock                               162,051,285   192,164,903   171,837,086   213,903,602
 Commercial Paper                            66,013,975    66,013,975    71,143,767    71,143,767
 Other Investments                            4,140,195     4,140,195             0             0
                                            ___________    __________   ___________   ___________

  Total Investments                         232,205,455   262,319,073   242,980,853   285,047,370
                                            ===========                 ============

 Cash                                                               0                           0
 Interest Receivable                                          588,698                     516,939
 Receivable for Securities Sold                               163,521                   3,687,813
                                                           __________                  __________

 Total Assets                                             263,071,292                 289,252,122
                                                          ===========                ============

Liabilities:
 Audit Fees Payable                                            11,187                       4,634
 Payable for Securities Sold                                  508,397                           0
                                                            _________                 ___________

 Total Liabilities:                                           519,584                       4,634
                                                          ___________                 ___________

Participants' Interest:
 64.32 Per Unit on 4,082,250 Units Outstanding            262,551,708
 68.79 Per Unit on 4,204,724 Units Outstanding                                        289,247,488
                                                         ____________                 ___________

Total Liabilities and Participants' Equity                263,071,292                 289,252,122
                                                         ============                ============

                                       UMB BANK, n.a.
                           Pooled Income Fund for Employees Trusts
                                  Statement of Operations

                                                              FY ENDED        QUARTER
                                                              10/31/95     ENDED 01/31/96

Investment Income:
 Interest                                                    3,834,915          917,932
 Less:  Audit Expense                                           (4,050)          (1,048)
                                                            __________      ___________

 Net Investment Income                                       3,830,865          916,884
                                                            ==========      ===========

Realized and Unrealized Gain (Loss) on Investments:
 Realized Gain (Loss) on Investments:
 Proceeds from Sales                                       494,570,363      165,452,779
 Cost of Securities Sold                                   494,548,801      165,446,373
                                                           ___________     ____________

  Net Realized Gain (Loss)                                      21,562            6,406

 Unrealized Gain (Loss) on Investments:
  Beginning of Period                                          (47,188)           5,640
  End of Period                                                  5,640           14,749
                                                            __________      ___________

 Net Unrealized Gain (Loss)                                     52,828            9,109
                                                            __________      ___________

Net Realized and Unrealized Gain (Loss) on Investments          74,390           15,515
                                                            ==========      ===========

                                      UMB BANK, n.a.
                          Pooled Income Fund for Employees Trusts
                            Statement of Participants' Interest

                                                               FY ENDED        QUARTER
                                                               10/31/95      ENDED 01/31/96

Participants' Interest at Beginning of Period                 60,527,868      65,734,732

 Changes from Investment Activities:
  Net Investment Income                                        3,830,865         916,884
  Net Realized Gain (Loss) on Investments                         21,562           6,406
  Net Unrealized Gain (Loss) on Investments                       52,828           9,109
                                                             ___________      __________

 Net Increase (Decrease) from Investment Activity              3,905,255         932,399
                                                             ___________     ___________


 Changes from Participating Unit Transactions:
  Received from Issuance of:    762,338 Units                 39,394,576
  Received from Issuance of:     68,296 Units                                    186,953

  Payment on Redemption of:     755,315 Units                 38,092,967
  Payment on Redemption of:     202,380 Units                                  6,707,278
                                                            ____________   _____________

 Net Increase (Decrease) from Participating Unit
  Transactions                                                 1,301,609      (6,502,325)
                                                             ___________     ___________


Participants' Interest at End of Period                       65,734,732      60,146,806
                                                             ===========    ============

                                       UMB BANK, n.a.
                          Pooled Income Fund for Employees Trusts
                            Statement of Assets and Liabilities

                                                   FY ENDED         QUARTER ENDED 01/31/96
                                                   10/31/95
                                                      COST         COST             MARKET

Assets:
 U.S. Government & Agency Obligations              23,093,688     5,000,000     5,022,180
 Commercial Paper                                  36,648,284    53,158,015    52,703,377
 Other Investments                                  5,585,759     2,000,000     1,999,600
                                                  ___________   ___________   ___________

 Total Investments                                 65,327,731    60,158,015    59,725,157
                                                   __________    ==========    __________

 Cash                                                       0                           0
 Interest Receivable                                  411,057                     422,703
 Receivable for Securities Sold                             0                           0
                                                    _________                  __________

 Total Assets                                      65,738,788                  60,147,860
                                                   ==========                  ==========

Liabilities:
 Audit Fees Payable                                     4,056                       1,054
 Payable for Securities Sold                                0                           0
                                                  ___________                 ___________


 Total Liabilities:                                     4,056                       1,054
                                                  ___________                 ___________

Participants' Interest
 47.41 Per Unit on 1,386,619 Units Outstanding     65,734,732
 48.11 Per Unit on 1,250,287 Units Oustanding                                  60,146,806
                                                  ___________                 ___________

Total Liabilities and Participants' Equity         65,738,788                  60,147,860
                                                  ===========                 ===========

                       Footnotes to Financial Statements

No material changes from last fiscal year-end.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

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

                    Part II OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

The numbers set forth below correspond to the exhibit numbers is Item 601 of Regulation S-K.

(2) Plan of Aquisition, reorganization, arrangement, liquidation, or succession.

     Not applicable.

(3)  Articles of Incorporation and Bylaws.

     Not applicable.

(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures.

     Not Applicable.

(10) Material Contracts.

     Not applicable.

(11) Statement re Computation of Per Share Earnings.

     Not Applicable.

(15) Letter re Unaudited Interim Financial Information.

     Not Applicable.

(18) Letter re Change in Accounting Principles.

     Not Applicable.

(19) Report Furnished to Security Holders.

     Not Applicable.

(22) Published Report Regarding Matters Submitted to Security
     Holders.

     Not applicable.

(23) Consents of Experts and Counsel.

     Not applicable.

(24) Power of Attorney.

     Not applicable.

(27) Financial Data Schedule.

     27.1.  Schedule CT is attached hereto as Exhibit 27.1.

     27.2. A Schedule for the Pooled Debt Fund is attached hereto as Exhibit 27.2.

     27.3 A Schedule for the Pooled Equity Fund is attached hereto as Exhibit 27.3.

     27.4 A Schedule for the Pooled Income Fund is attached hereto as Exhibit 27.4.

(99) Additional Exhibits.

     None.

(b) Reports on Form 8-K.

No report on Form 8-K was not required to be filed during the three months ended January 31, 1996.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                       UMB Bank, n.a. , as Trustee

                       By: /s/ Steve Campbell
                       Senior Vice President

                       By:  /s/ E. Frank Ware
                       Executive Vice President and
                       Trust Accounting Officer

                            INDEX TO EXHIBITS

Exhibit          Description
_______          _______________________________________

27.1             Financial Data Schedule CT (Summary)

27.2             Financial Data Schedule for Pooled
                 Debt Fund

27.3             Financial Data Schedule for Pooled
                 Equity Fund

27.4             Financial Data Schedule for Pooled
                 Income Fund