Form 10-Q
period 1996-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1996-06-19
CIK 206005

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

  (Mark One)

  /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1996

                                        OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

  For the transition period from .................... to ....................

  Commission file number:  2-58109

        The Collective Investment Funds for Which UMB Bank, n.a. is Trustee
              (Exact name of registrant as specified in its charter)

             Not Applicable                            Not Applicable
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                1010 Grand Boulevard, Kansas City, Missouri  64106
                     (Address of principal executive offices)
                                    (Zip Code)

                                  (816) 860-7000
               (Registrant's telephone number, including area code)

                                  Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes /X/     No / /

       The number of units of participation outstanding in each of the issuers as of April 30, 1996.

            Pooled Equity Fund - 180,572
            Pooled Debt Fund - 55,902
            Pooled Income Fund - 190,239

                           PART I--FINANCIAL INFORMATION
           ------------------------------------------------------------

  Item 1.   Financial Statements.

                               INTRODUCTORY COMMENTS

  The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Funds' Annual Report on Form 10-K for the year ended October 31, 1995.

                                  UMB BANK, n.a.
                      Pooled Income Fund for Employees Trusts
                         Condensed Statement of Operations

                                                       QUARTER        QUARTER
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                     ---------       --------

  Investment Income:
       Interest:                                      761,372        751,900

       Less:  Audit Expense                            (1,020)          (841)
                                                  ------------   ------------

            Net Investment Income                     760,352        751,059
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                   106,150,049    172,982,399
            Cost of Securities Sold               106,137,468    172,977,398
                                                  ------------   ------------
                 Net Realized Gain(Loss)               12,581          5,001
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                       (95,814)        14,749
            End of Period                             116,406        (30,471)
                                                  ------------   ------------
                 Net Unrealized Gain(Loss)            212,220        (45,220)
                                                  ------------   ------------
            Net Realized and Unrealized
            Gain(Loss) on Investments                 224,801        (40,219)
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Income Fund for Employees Trusts
                         Condensed Statement of Operations

                                                    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Investment Income:
       Interest:                                    1,660,752      1,669,832

       Less:  Audit Expense                            (2,028)        (1,889)
                                                  ------------   ------------

            Net Investment Income                   1,658,724      1,667,943
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                   180,240,891    338,435,178
            Cost of Securities Sold               180,228,704    338,423,771
                                                  ------------   ------------

                 Net Realized Gain(Loss)               12,187         11,406
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                       (47,188)         5,640
            End of Period                             116,406        (30,471)
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)            163,594        (36,111)
                                                  ------------   ------------
            Net Realized and Unrealized
            Gain(Loss) on Investments                 175,781        (24,705)
                                                  ============   ============


             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Income Fund for Employees Trusts
                   Condensed Statement of Participants' Interest
                                   (Cash Flows)

                                                    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Participants' Interest at Beginning of Period    60,527,868     65,734,732

  Changes from Investment Activities:
       Net Investment Income                        1,658,724      1,667,943
       Net Realized Gain(Loss) on Investments          12,187         11,406
       Net Unrealized Gain(Loss) on
            Investments                               163,594        (36,111)
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Investment Activity                1,834,505      1,643,238
                                                  ------------   ------------

  Changes from Participating Unit Transactions:
       Received from Issuance of:  560,325 Units   25,437,182
       Received from Issuance of:  134,956 Units                     186,953

       Payment on Redemption of:  336,074 Units    15,185,667
       Payment on Redemption of:  493,388 Units                  (17,618,413)
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Participating Unit Transactions   10,251,515    (17,431,460)
                                                  ------------   ------------

  Participants' Interest at End of Period          72,613,888     49,946,511
                                                  ============   ============


             See accompanying notes to condensed financial statements.


                                               UMB BANK, n.a.
                                  Pooled Income Fund for Employees Trusts
                               Condensed Statement of Assets and Liabilities

                                                 FY ENDED
                                                 10/31/95        SIX MONTHS ENDED 04/30/96
                                                     COST           COST         MARKET
                                             ------------       --------       --------
  Assets:
       U.S. Government & Agency Obligations    23,093,688      7,061,427      7,050,016
       Commercial Paper                        36,648,284     38,110,141     38,110,141
       Other Investments                        5,585,759      4,564,105      4,545,045
                                             ------------   ------------   ------------

            Total Investments                 65,327,731     49,735,673      49,705,202
                                             ============   ============

            Cash                                        0                             0
            Interest Receivable                   411,057                       243,204
            Receivable for Securities Sold              0                             0
                                             ------------                  ------------

  Total Assets                                 65,738,788                    49,948,406
                                             ============                  ============
  Liabilities:
       Audit Fees Payable                           4,056                         1,895
       Payable for Securities Sold                      0                             0
                                             ------------                  ------------

  Total Liabilities                                 4,056                         1,895
                                             ------------                  ------------
  Participants' Interest:
       47.41 Per Unit on
          1,386,619 Units Outstanding          65,734,732
       48.74 Per Unit on
          1,024,674 Units Outstanding                                        49,946,511
                                             ------------                  ------------

  Total Liabilities and Participants' Equity   65,738,788                    49,948,406
                                             ============                  ============


                         See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Equity Fund for Employees Trusts
                         Condensed Statement of Operations

                                                       QUARTER        QUARTER
                                                        ENDING         ENDING
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Investment Income:
       Dividends                                     1,130,144      1,265,529
       Interest                                        403,563      1,024,884
                                                  ------------   ------------

            Gross Investment Income                  1,533,707      2,290,413

       Less: Audit Expense & Foreign Taxes              (5,382)        (2,074)
                                                  ------------   ------------

            Net Investment Income                    1,528,325      2,288,339
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                    148,423,364    278,469,307
            Cost of Securities Sold                126,087,235    268,789,409
                                                  ------------   ------------

                 Net Realized Gain(Loss)            22,336,129      9,679,899
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                     53,356,438     42,066,516
            End of Period                           39,788,275     49,120,957
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)        (13,568,163)      7,054,440
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments           8,767,966     16,734,339
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Equity Fund for Employees Trusts
                         Condensed Statement of Operations

                                                    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Investment Income:
       Dividends                                    3,055,119       2,616,979
       Interest                                     1,456,834       2,142,528
                                                  ------------   ------------

            Gross Investment Income                 4,511,953       4,759,507

       Less: Audit Expense & Foreign Taxes             (8,994)        (4,718)
                                                  ------------   ------------

            Net Investment Income                   4,502,959       4,754,789
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                   333,737,472     506,110,888
            Cost of Securities Sold               318,641,677     490,686,662
                                                  ------------   ------------

                 Net Realized Gain(Loss)           15,095,795      15,424,226
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                    37,955,084      30,113,618
            End of Period                          36,471,027      49,120,957
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)         (1,484,057)     19,007,339
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments         13,611,738      34,431,565
                                                  ============   ============


             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Equity Fund for Employees Trusts
                   Condensed Statement of Participants' Interest
                                   (Cash Flows)

                                                    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Participants' Interest at Beginning of Period    232,073,838    262,551,708

  Changes from Investment Activities:
       Net Investment Income                         4,502,959      4,754,789
       Net Realized Gain(Loss) on Investments       15,095,795     15,424,226
       Net Unrealized Gain(Loss) on Investments     (1,484,057)    19,007,339
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Investment Activity                18,114,697     39,186,353
                                                  ------------   ------------

  Changes from Participating Unit Transactions:
       Received from Issuance of: 278,834 Units     17,674,594
       Received from Issuance of: 450,091 Units                    11,326,954

       Payment on Redemption of: 341,233 Units     (22,603,071)
       Payment on Redemption of: 583,414 Units                    (23,190,068)
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Participating Unit Transactions    (4,928,477)   (11,863,114)
                                                  ------------   ------------

  Participants' Interest at End of Period          245,260,058    289,874,947
                                                  ============    ===========


             See accompanying notes to condensed financial statements.


                                               UMB BANK, n.a.
                                  Pooled Equity Fund for Employees Trusts
                               Condensed Statement of Assets and Liabilities

                                                  FY ENDED 10/31/95          SIX MONTHS ENDED 04/30/96
                                                 COST          MARKET            COST         MARKET
                                                 --------     ----------       --------     ----------
  Assets:
       Common Stock                           162,051,285    192,164,903    160,630,876    208,989,404
       Commercial Paper                        66,013,975     66,013,975     73,972,365     73,972,365
       Other Investments                        4,140,195      4,140,195      1,417,232      2,179,660
                                             ------------   ------------   ------------   ------------

            Total Investments                 232,205,455    262,319,073    236,020,472    285,141,429
                                             ============                  ============
            Cash                                                       0                      (200,164)
            Interest Receivable                                  588,698                       473,350
            Receivable for Securities Sold                       163,521                     5,806,340
                                                            ------------                  ------------

  Total Assets                                               263,071,292                   291,220,955
                                                            ============                  ============

  Liabilities:
       Audit Fees Payable                                         11,187                         7,513
       Payable for Securities Sold                               508,397                     1,338,495
                                                            ------------                  ------------

  Total Liabilities                                              519,584                     1,346,008
                                                            ------------                  ------------
  Participants' Interest:
       64.32 Per Unit on 4,082,250 Units Outstanding         262,551,708
       73.47 Per Unit on 3,945,735 Units Outstanding                                       289,874,947
                                                            ------------                  ------------

  Total Liabilities and Participants' Equity                 263,071,292                   291,220,955
                                                            ============                  ============


                         See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                       Pooled Debt Fund for Employees Trusts
                         Condensed Statement of Operations

                                                       QUARTER        QUARTER
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Investment Income:
       Interest                                     2,936,372      2,946,799

       Less: Audit Expense                             (2,826)        (2,089)
                                                  ------------   ------------

            Net Investment Income                   2,933,546      2,944,709
                                                  ============   ============

  Realized and Unrealized Gain(Loss) on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                    12,486,540     31,925,897
            Cost of Securities Sold                12,404,975     31,995,951
                                                  ------------   ------------

                 Net Realized Gain(Loss)               81,565        (70,054)
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                    (6,092,783)     7,395,748
            End of Period                          (2,657,812)       173,435
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)          3,434,971     (7,222,313)
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments          3,516,536     (7,292,367)
                                                  ============   ============


             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                       Pooled Debt Fund for Employees Trusts
                         Condensed Statement of Operations

                                                    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Investment Income:
       Interest                                     4,681,127      5,980,913

       Less: Audit Expense                             (5,621)        (4,601)
                                                  ------------   ------------

            Net Investment Income                    4,675,506     5,976,313
                                                  ============   ============

  Realized and Unrealized Gain(Loss) on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                    32,124,856     42,849,021
            Cost of Securities Sold                31,889,517     43,274,066
                                                  ------------   ------------

                 Net Realized Gain(Loss)              235,339       (425,045)
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                    (7,160,638)     3,232,868
            End of Period                          (2,657,812)       173,435
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)          4,502,826     (3,059,433)
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments          4,738,165     (3,484,478)
                                                  ============   ============


             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                       Pooled Debt Fund for Employees Trusts
                   Condensed Statement of Participants' Interest
                                   (Cash Flows)

                                                    SIX MONTHS     SIX MONTHS
                                                         ENDED          ENDED
                                                      04/30/95       04/30/96
                                                  ------------   ------------

  Participants' Interest at Beginning of Period   160,657,602    164,323,271

  Changes from Investment Activities:
       Net Investment Income                        4,675,506      5,976,313
       Net Realized Gain(Loss) on Investments         235,339       (425,045)
       Net Unrealized Gain(Loss) on Investments     4,502,826     (3,059,433)
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Investment Activity                9,413,671      2,491,834
                                                  ------------   ------------

  Changes from Participating Unit Transactions:
       Received from Issuance of: 167,552 Units    10,408,949
       Received from Issuance of: 555,296 Units                   22,609,268

       Payment on Redemption of: 470,295 Units    (23,522,588)
       Payment on Redemption of: 467,912 Units                   (18,566,356)
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Participating Unit Transactions  (13,113,639)     4,042,912
                                                  ------------   ------------

  Participants' Interest at End of Period         156,957,634    170,858,017
                                                  ============   ============



             See accompanying notes to condensed financial statements.



                                               UMB BANK, n.a.
                                   Pooled Debt Fund for Employees Trusts
                               Condensed Statement of Assets and Liabilities

                                                  FY ENDED 10/31/95          SIX MONTHS ENDED 04/30/96
                                                 COST          MARKET            COST         MARKET
                                                 --------     ----------       --------     ----------

  Assets:
       U.S. Government & Agency Obligations    78,652,888     80,488,586     83,813,860     85,188,381
       Corporate Bonds                         79,563,147     80,960,317     80,844,910     80,249,232
       Other Investments                        1,087,960      1,087,960      3,651,997      3,644,718
                                             ------------   ------------   ------------   ------------

  Total Investments                           159,303,995    162,536,863    168,310,767    169,082,331
                                             ============                  ============
            Cash                                                       0                             0
            Interest Receivable                                2,655,057                     2,783,654
            Receivable for Securities Sold                       985,699                             0
                                                            ------------                  ------------

  Total Assets                                               166,177,619                   171,865,984
                                                            ============                  ============

  Liabilities:
       Audit Fees Payable                                         11,212                         7,967
       Payable for Securities Sold & Other Payables            1,843,137                     1,000,000
                                                            ------------                  ------------

  Total Liabilities                                            1,854,349                     1,007,967
                                                            ------------                  ------------
  Participants' Interest:
       58.17 Per Unit on 2,825,108 Units Outstanding         164,323,271
       58.70 Per Unit on 2,910,668 Units Outstanding                                       170,858,017
                                                            ------------                  ------------

  Total Liabilities and Participants' Equity                 166,177,620                   171,865,984
                                                            ============                  ============


                         See accompanying notes to condensed financial statements.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

  1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt and Pooled Income (the "Collective Investment
  Funds) as of April 30, 1996 and October 31, 1995, the results of operations for the three months ended April 30, 1996 and 1995, and cash flows for the three months ended April 30, 1996 and 1995.

  2. The results of operations for the three months ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year 1996, nor the results experienced for the full year 1995.

  3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1995.

  Item 2.   Trustee's  Discussion  and   Analysis  of  Financial  Condition  and
            Results of Operations.

       After a weak start in the First Quarter, the economy rebounded strongly in February and continued to grow in March at a reduced pace. Some of the early weakness was caused by severe winter weather, government shutdowns and the short General Motors strike. The February and March gains in retail sales were welcome after a disappointing Christmas and January even though much of the gain was in vehicle sales. Consumer confidence is still high and personal income grew for the third quarter in a row. The record levels of consumer debt and increasing credit card delinquency rates are concerning. The manufacturing sector improved slightly by quarter end, but it is still contracting. Both industrial and durable goods production were weaker during the quarter. Machine tool orders remained strong. Factory capacity utilization was down for the quarter. Despite the winter weather problems, housing held up well, but with the rise in rates, this may be curtailed. Exports were hurt by the weak economies in Canada and Europe which caused the trade deficit to widen. Inflation remains subdued despite underlying pressures such as an increase in unit labor cost from 1.6% to 3.4% over the past two years, and rising commodity and oil prices. The economic surge in the First Quarter after January is far short of a robust recovery and economic indicators remain ambiguous.

       The U.S. equity markets started off with a strong surge in January which continued in February despite the sell-off in the bond markets as interest rates started to rise at a rapid rate. This decoupling of the stock market from the bond market often takes place in the second half of a bull market when stock prices are more driven by earnings. Equity prices finished out the quarter still moving slowly up but in a much more volatile and choppy manner. The rise in the markets in the first quarter was fueled by the record amounts of cash flowing into equity funds. The market was characterized by dramatic economic sector rotations as the changing economic outlook caused the fortunes of out of favorite sectors like retailing to reverse. Small capitalization stocks lagged in January but gained strength later in the quarter. The S & P 500 was up 5.37% for the quarter and 32.10% for the preceding twelve months. The Value Line Index was up 4.71% and 20.56% respectively for the same periods.

       Unlike the  falling interest  rates that  prevailed in  1995, rates  rose dramatically in the first quarter of 1996. Initially, on January 31, the Federal Reserve eased the Federal Funds rate one-quarter of one percent from 5.50% to 5.25%, but bond prices had already risen in anticipation of the reduction and therefore the change had little effect on bond yields. However, during February, renewed inflationary fears caused investors to sell bonds in anticipation of higher rates. In March, more reports of a healthier than expected economy sent rates even higher. The Lehman Brothers Government/Corporate Intermediate Index fell -0.83% for the quarter, but rose 9.56% for the preceding twelve months. The longer maturing Lehman Brothers Government/Corporate Index was down -2.34% for the quarter, but up 10.92% for the last twelve months. The near term outlook for the fixed income market will be determined by the course of the economy, which remains murky at this point.

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

  POOLED EQUITY FUND

       During the quarter, a new stock position was taken in Sensormatic Electronics. Positions were deleted in Sears Roebuck, Halliburton, Wachovia Corp., AON Corp. and American Express.

       The Fund's total return (income plus price appreciation) for the quarter was 5.38%. For the past twelve months, the total Fund returned 19.59%. Excluding cash reserves, the total return of stocks held by the Fund was 6.79% for the quarter and 25.49% for the last 12 months. The fund ended the quarter with cash reserves of 29.15%.

  POOLED DEBT FUND

       In keeping with our philosophy of maintaining a high quality portfolio with limited maturity exposure, about 48% of the portfolio is held in Government and Agency issues. Approximately 56% of the portfolio will mature within five years. The weighted average life of the total portfolio is 4.9 years. The total return of the Fund was -1.26% for the quarter and 10.01% for the preceding twelve months. At quarter end, the current yield of the fund was approximately 6.6%. The weighted yield to maturity at market was 6.54%.

  POOLED INCOME FUND

       The Fund continues to be invested in short term Government and Agency obligations, high quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.36% is equivalent to an annualized total return of 5.44%. For the past twelve months, the fund returned 5.96%. The Fund has an average maturity of 43 days and a weighted yield to maturity of 5.48%.

                            PART II--OTHER INFORMATION
           ------------------------------------------------------------

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

  Item 6.   Exhibits and Reports on Form 8-K.

  (a)  Exhibits.   The numbers set forth below  correspond to the exhibit number is Item 601 of Regulation S-K.

  (2)  Plan  of  Acquisition,   reorganization,  arrangement,  liquidation,   or
       succession.

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

  (22) Published Report Regarding Matters Submitted to Security Holders.

       Not applicable.

  (23) Consents of Experts and Counsel.

       Not applicable.

  (24) Power of Attorney.

       Not applicable.

  (27) Financial Data Schedule.

       27.1 -    Schedule CT

       27.2 -    Pooled Income Fund

       27.3 -    Pooled Equity Fund

       27.4 -    Pooled Debt Fund

  (99) Additional Exhibits.

       None.

  (b)  Reports on Form 8-K.

       No report on Form 8-K was   required to be filed during the  three months
       ended April 30, 1996.

                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               The  Collective  Investment Funds
                                               for  Which  UMB  Bank,   n.a.  is
                                               Trustee
                                                              (Registrant)

                                               by UMB Bank, n.a. as trustee


  Date: June 19, 1996                          By:  /s/ Steve Campbell
                                               Senior Vice President

                                               By:  /s/ E. Frank Ware
                                               Executive Vice President and
                                               Trust Accounting Office

                                 INDEX TO EXHIBITS

  27.1      Financial Data Schedule CT (Summary)

  27.2      Financial Data Schedule for Pooled Income Fund

  27.3      Financial Data Schedule for Pooled Equity Fund

  27.4      Financial Data Schedule for Pooled Debt Fund