Form 10-Q
period 1996-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1996-09-16
CIK 206005

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

  (Mark One)

  /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

  For the quarter period ended July 31, 1996

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

  Yes /X/     No / /

       The number of units of participation outstanding as of July 31, 1996.

            Pooled Equity Fund - 3,751,295
            Pooled Debt Fund - 2,881,074
            Pooled Income Fund - 939,140

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

                                  UMB BANK, n.a.
                      Pooled Income Fund for Employees Trusts
                         Condensed Statement of Operations

                                                       QUARTER        QUARTER
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                      --------       --------

  Investment Income:
       Interest:                                     1,225,608        669,602

       Less:  Audit Expense                                           (1,008)
  (428)
                                                  ------------   ------------
            Net Investment Income                    1,224,600        669,174
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                    162,427,396    108,943,632
            Cost of Securities Sold                162,427,396    108,981,122
                                                  ------------   ------------
                 Net Realized Gain(Loss)                     0       (37,491)

       Unrealized Gain(Loss) on Investments:
            Beginning of Period                        116,406       (30,471)
            End of Period                                1,255        (1,938)
                                                  ------------   ------------
                 Net Unrealized Gain(Loss)           (115,151)         28,534
                                                  ------------   ------------
            Net Realized and Unrealized
            Gain(Loss) on Investments                (115,151)        (8,957)
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Income Fund for Employees Trusts
                         Condensed Statement of Operations

                                                   NINE MONTHS    NINE MONTHS
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Investment Income:
       Interest:                                     2,886,360      2,339,434

       Less:  Audit Expense                            <3,036>        <2,316>
                                                  ------------   ------------
            Net Investment Income                    2,883,324      2,337,118
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                    342,668,287    447,378,809
            Cost of Securities Sold                342,656,100    447,404,894
                                                  ------------   ------------
                 Net Realized Gain(Loss)                12,187       <26,084>
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                       <47,188>          5,640
            End of Period                                1,255        <1,938>
                                                  ------------   ------------
                 Net Unrealized Gain(Loss)              48,443        <7,578>
                                                  ------------   ------------
            Net Realized and Unrealized
            Gain(Loss) on Investments                   60,630       <33,662>
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Income Fund for Employees Trusts
                   Condensed Statement of Participants' Interest
                                   (Cash Flows)

                                                   NINE MONTHS    NINE MONTHS
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Participants' Interest at Beginning of Period     60,527,868     65,734,732

  Changes from Investment Activities:
       Net Investment Income                         2,883,324      2,337,118
       Net Realized Gain(Loss) on Investments           12,187       <26,084>
       Net Unrealized Gain(Loss) on
            Investments                                 48,443        <7,578>
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Investment Activity                 2,943,954      2,303,455
                                                  ------------   ------------

  Changes from Participating Unit Transactions:
       Received from Issuance of:  762,338 Units    34,736,513
       Received from Issuance of:  223,744 Units                    4,621,556

       Payment on Redemption of:  755,315 Units     34,635,009
       Payment on Redemption of:  669,477 Units                    26,245,309
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Participating Unit Transactions     <128,504>   <21,623,753>
                                                  ------------   ------------

  Participants' Interest at End of Period           63,600,326     46,414,435
                                                  ============   ============



             See accompanying notes to condensed financial statements.


                                               UMB BANK, n.a.
                                  Pooled Income Fund for Employees Trusts
                               Condensed Statement of Assets and Liabilities

                                                 FY ENDED
                                                 10/31/95     NINE MONTHS ENDED 07/31/96
                                                     COST           COST         MARKET
                                             ------------       --------       --------
  Assets:
       U.S. Government & Agency Obligations    23,093,688     14,583,664     14,581,726
       Commercial Paper                                       36,648,284     27,383,894     27,383,894
       Other Investments                                       5,585,759      4,686,997      4,686,997
                                             ------------   ------------   ------------
            Total Investments                                 65,327,731     46,654,555     46,652,617
                                             ============   ============
            Cash                                        0                     (484,184)
            Interest Receivable                   411,057                       248,324
            Receivable for Securities Sold              0                             0
                                             ------------                  ------------
  Total Assets                                 65,738,788                    46,416,757
                                             ============                  ============
  Liabilities:
       Audit Fees Payable                           4,056                         2,322
       Payable for Securities Sold                      0                             0
                                             ------------                  ------------
  Total Liabilities                                 4,056                         2,322
                                             ------------                  ------------
  Participants' Interest:
       47.41 Per Unit on  1,386,619 Units
          Outstanding                          65,734,732
       49.42 Per Unit on 939,140 Units
          Outstanding                                                        46,414,435
                                             ------------                  ------------

  Total Liabilities and Participants' Equity   65,738,788                    46,416,757
                                             ============                  ============



                         See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Equity Fund for Employees Trusts
                         Condensed Statement of Operations

                                                       QUARTER        QUARTER
                                                        ENDING         ENDING
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Investment Income:
       Dividends                                     1,372,311      1,389,282
       Interest                                        987,579        942,292
                                                  ------------   ------------
            Gross Investment Income                  2,359,890      2,331,574

       Less: Audit Expense & Foreign Taxes             (2,796)        (4,701)
                                                  ------------   ------------

            Net Investment Income                    2,357,094      2,326,872
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                    180,778,542    233,839,820
            Cost of Securities Sold                172,790,190    226,897,423
                                                  ------------   ------------

                 Net Realized Gain(Loss)             7,988,352      6,942,397

       Unrealized Gain(Loss) on Investments:
            Beginning of Period                     36,471,027     49,120,957
            End of Period                           38,760,208     17,936,436
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)           2,289,181   (31,184,521)
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments          10,277,533   (24,242,124)
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Equity Fund for Employees Trusts
                         Condensed Statement of Operations

                                                   NINE MONTHS    NINE MONTHS
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Investment Income:
       Dividends                                     4,427,430      4,006,260
       Interest                                      2,444,413      3,084,820
                                                  ------------   ------------
            Gross Investment Income                  6,871,843      7,091,080

       Less: Audit Expense & Foreign Taxes            <11,790>        <9,419>
                                                  ------------   ------------

            Net Investment Income                    6,860,053      7,081,661
                                                  ============   ============

  Realized and Unrealized Gain(Loss)
       on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                    514,516,014    739,950,708
            Cost of Securities Sold                491,431,867    717,584,085
                                                  ------------   ------------

                 Net Realized Gain(Loss)            23,084,147     22,366,623
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                     37,955,084     30,113,618
            End of Period                           38,760,208     17,936,436
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)             805,124   <12,177,182>
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments          23,889,271     10,189,441
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                      Pooled Equity Fund for Employees Trusts
                   Condensed Statement of Participants' Interest
                                   (Cash Flows)

                                                   NINE MONTHS    NINE MONTHS
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Participants' Interest at Beginning of Period    232,073,838    262,551,708

  Changes from Investment Activities:
       Net Investment Income                         6,860,053      7,081,661
       Net Realized Gain(Loss) on Investments       23,084,147     22,366,623
       Net Unrealized Gain(Loss) on Investments        805,124    <12,177,182>
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Investment Activity                30,749,324     17,271,102
                                                  ------------   ------------

  Changes from Participating Unit Transactions:
       Received from Issuance of: 418,605 Units     26,341,680
       Received from Issuance of: 394,936 Units                    19,335,621

       Payment on Redemption of: 488,024 Units     <31,697,558>
       Payment on Redemption of: 893,215 Units                    <45,376,767>
                                                  ------------   ------------

            Net Increase(Decrease) from
                 Participating Unit Transactions    <5,355,878>   <26,041,146>
                                                  ------------   ------------

  Participants' Interest at End of Period          257,467,284    253,781,664
                                                  ============   ============



             See accompanying notes to condensed financial statements.


                                               UMB BANK, n.a.
                                  Pooled Equity Fund for Employees Trusts
                               Condensed Statement of Assets and Liabilities

                                                  FY ENDED 10/31/95           NINE MONTHS ENDED 07/31/96
                                                 COST          MARKET            COST         MARKET
                                                 --------     ----------       --------     ----------
  Assets:
       Common Stock                           162,051,285    192,164,903    170,677,362    188,613,798
       Commercial Paper                        66,013,975     66,013,975     62,607,867     62,607,867
       Other Investments                        4,140,195      4,140,195      2,102,381      2,102,381
                                             ------------   ------------   ------------   ------------

            Total Investments                 232,205,455    262,319,073    235,387,611    253,324,047
                                             ============                  ============

            Cash                                                       0                             0
            Interest Receivable                                  588,698                       463,688
            Receivable for Securities Sold                       163,521                             0
                                                            ------------                  ------------
  Total Assets                                               263,071,292                   253,787,734
                                                            ============                  ============

  Liabilities:
       Audit Fees Payable                                         11,187                         6,071
       Payable for Securities Sold                               508,397                             0
                                                            ------------                  ------------

  Total Liabilities                                              519,584                         6,071
                                                            ------------                  ------------
  Participants' Interest:
       64.32 Per Unit on 4,082,250 Units Outstanding         262,551,708
       67.65 Per Unit on 3,751,295 Units Outstanding                                       253,781,664
                                                            ------------                  ------------

  Total Liabilities and Participants' Equity                 263,071,292                   253,787,734
                                                            ============                  ============



                         See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                       Pooled Debt Fund for Employees Trusts
                         Condensed Statement of Operations

                                                       QUARTER        QUARTER
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Investment Income:
       Interest                                      3,439,893      2,845,856

       Less: Audit Expense                              (2,795)        (3,290)
                                                  ------------   ------------

            Net Investment Income                    3,437,098      2,842,566
                                                  ============   ============

  Realized and Unrealized Gain(Loss) on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                     16,557,600     12,657,537
            Cost of Securities Sold                 17,249,484     12,751,107
                                                  ------------   ------------

                 Net Realized Gain(Loss)              (691,884)       (93,570)
                                                  ------------   ------------

       Unrealized Gain(Loss) on Investments:
            Beginning of Period                    (2,657,812)        173,435
            End of Period                              942,634      (659,803)
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)           3,600,446        833,238
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments           2,908,562      (926,808)
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                       Pooled Debt Fund for Employees Trusts
                         Condensed Statement of Operations

                                                   NINE MONTHS    NINE MONTHS
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Investment Income:
       Interest                                      8,121,020      8,826,769

       Less: Audit Expense                              <8,416>        <7,890>
                                                  ------------   ------------

            Net Investment Income                    8,112,604      8,818,879
                                                  ============   ============

  Realized and Unrealized Gain(Loss) on Investments:
       Realized Gain(Loss) on Investments:
            Proceeds from Sales                     48,682,456     55,506,557
            Cost of Securities Sold                 49,139,001     56,025,173
                                                  ------------   ------------

                 Net Realized Gain(Loss)             <456,545>      <518,616>
                                                  ------------   ------------
       Unrealized Gain(Loss) on Investments:
            Beginning of Period                    <7,160,638>      3,232,868
            End of Period                              942,634      <659,803>
                                                  ------------   ------------

                 Net Unrealized Gain(Loss)           8,103,272    <3,892,671>
                                                  ------------   ------------

            Net Realized and Unrealized
                 Gain(Loss) on Investments           7,646,727    <4,411,286>
                                                  ============   ============



             See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                       Pooled Debt Fund for Employees Trusts
                   Condensed Statement of Participants' Interest
                                   (Cash Flows)

                                                   NINE MONTHS    NINE MONTHS
                                                         ENDED          ENDED
                                                      07/31/95       07/31/96
                                                  ------------   ------------

  Participants' Interest at Beginning of Period    160,657,602    164,323,271

  Changes from Investment Activities:
       Net Investment Income                         8,112,604      8,818,879
       Net Realized Gain(Loss) on Investments         <456,545>      <518,616>
       Net Unrealized Gain(Loss) on Investments      8,103,272     <3,892,671>
                                                  ------------   ------------
            Net Increase(Decrease) from
                 Investment Activity                15,759,331      4,407,593
                                                  ------------   ------------

  Changes from Participating Unit Transactions:
       Received from Issuance of: 270,660 Units     16,134,444
       Received from Issuance of: 396,314 Units                    33,142,769

       Payment on Redemption of: 673,948 Units     <34,903,669>
       Payment on Redemption of: 676,555 Units                   <30,859,208>
                                                  ------------   ------------
            Net Increase(Decrease) from
                 participating Unit Transactions   <18,769,225>    2,283,561
                                                  ------------   ------------

  Participants' Interest at End of Period          157,647,708    171,014,424
                                                  ============   ============



             See accompanying notes to condensed financial statements.


                                               UMB BANK, n.a.
                                   Pooled Debt Fund for Employees Trusts
                               Condensed Statement of Assets and Liabilities

                                                   FY ENDED 10/31/95          NINE MONTHS ENDED 07/31/96
                                                 COST          MARKET            COST         MARKET
                                                 --------     ----------       --------     ----------

  Assets:
       U.S. Government & Agency Obligations    78,652,888     80,488,586     83,571,651     83,941,887
       Corporate Bonds                         79,563,147     80,960,317     82,630,293     81,600,254
       Other Investments                        1,087,960      1,087,960      2,404,223      2,404,223
                                             ------------   ------------   ------------   ------------

            Total Investments                 159,303,995    162,536,863    168,606,167    167,946,364
                                             ============                  ============
            Cash                                                       0                         4,077
            Interest Receivable                                2,655,058                     3,070,683
            Receivable for Securities Sold                       985,699                             0
                                                            ------------                  ------------

  Total Assets                                               166,177,620                   171,021,124
                                                            ============                  ============

  Liabilities:
       Audit Fees Payable                                         11,212                         6,700
       Payable for Securities Sold & Other Payables            1,843,137                             0
                                                            ------------                  ------------

  Total Liabilities                                            1,854,349                         6,700
                                                            ------------                  ------------
  Participants' Interest:
       58.17 Per Unit on 2,825,108 Units Outstanding         164,323,271
       59.36 Per Unit on 2,881,074 Units Outstanding                                       171,014,424
                                                            ------------                  ------------

  Total Liabilities and Participants' Equity                 166,177,620                   171,021,124
                                                            ============                  ============



                         See accompanying notes to condensed financial statements.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

  1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt and Pooled Income (the "Collective Investment Funds) as of July 31, 1996 and October 31, 1995, the results of operations for the three months ended July 31, 1996 and 1995, and cash flows for the three months ended July 31, 1996 and 1995.

  2. The results of operations for the three months ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year 1996, nor the results experienced for the full year 1995.

  3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1995.

  Item 2.   Trustee's  Discussion  and  Analysis  of   Financial  Condition  and
            Results of Operations.

       Economic growth accelerated in the second quarter somewhat faster than most had expected. Gross Domestic Product, the total of all goods and services produced in the U.S, increased by an estimated annual growth rate of 4.2% for the quarter. The economy is operating near its potential, but it does not appear that major cyclical imbalances exist despite the fact that the expansion is now over 5 years in length. Inflation remains subdued. In the second quarter the CPI advanced at a 3.1% annual rate. Growth during the first half of the year was helped by consumer spending which was fueled by early and large income tax refunds, mortgage refinancing and other factors. With consumer debt high and no middle class tax cut, consumption will probably slow. Despite the rise in interest rates, housing remained strong in the second quarter as builders pushed to start new construction before rates rose even higher. The strength in housing, along with low business inventory levels, has helped manufacturing. Business investment, except for computers and related items, may have seen peak levels. Computers may be slowing as well since both orders and shipments have been down since February. So far in 1996, the world economic growth has been somewhat faster than the average for the last two years. There was unexpectedly strong growth in Japan, sub-par growth in Europe and moderate growth in emerging countries. Economic growth in the second half of the year is expected to slow in the U.S.

       The U.S. markets were positive in the second quarter, but had begun to falter by the end of May and moved into a choppy trading range. Small capitalization stocks outperformed larger capitalization stocks for the first two months of the quarter. The focus of the markets was on earnings and secondarily on interest rates as performance varied strongly by economic sector. Stocks with disappointing earnings often made very abrupt moves. The strong flow of monies into equity mutual funds continued for most of the second quarter proving positive support for the markets. There are signs the fund flows may be slowing. Most international stock indices were up for the quarter led by the Japanese markets. The S & P 500 total return was up 4.49% for the quarter and 26.00% for the preceding twelve months. The Value Line Index was up 3.18% and 16.14%, respectively, for the same periods. The stock markets appear vulnerable to surprise and over-valued at this late point in the cycle.

       The U.S. bond market remained very concerned abut faster economic growth, the resulting increase in credit demand in the second quarter and the possibility of inflationary wage growth. Labor costs are much more important than commodities in determining inflation, because they represent a larger percentage of total costs. However, the rise in interest rates slowed considerably in comparison with the first quarter. The total return was greater for intermediate maturity bonds than in longer maturities during the quarter. The Lehman Brothers Government/Corporate Intermediate Index rose 0.63% for the quarter and 5.01% for the preceding twelve months. The longer maturing Lehman Brothers Government/Corporate Index was up for the quarter by 0.47% and 4.66% for the preceding twelve months. Interest rates in the hear term will probably remain in a fairly narrow range until some of the major factors affecting them change course.

  POOLED EQUITY FUND

       During the quarter, new stock positions were taken in H & R Block, Applied Materials, Texas Instruments and Browning Ferris Industries. Positions were deleted in American Home Products, Mercantile Stores, TJX Companies, Perkin Elmer Corp., Texaco and Yellow Corp.

       The Fund's total return (income plus price appreciation) for the quarter was 1.83%. For the past twelve months, the total Fund returned 15.39%. Excluding cash reserves, the total return of stocks held by the Fund was 2.66% for the quarter and 20.26% for the last 12 months. The Fund ended the quarter with cash reserves of 24.03%.

  POOLED DEBT FUND

       In keeping with our philosophy of maintaining a high quality portfolio with limited maturity exposure, about 52.2% of the portfolio is held in Government and Agency issues. Approximately 56% of the portfolio will mature within five years. The weighted average life of the total portfolio is 4.9 years. The total return of the Fund was 0.59% for the quarter and 4.89% for the preceding twelve months. At quarter end, the current yield of the Fund was approximately 6.6%. The weighted yield to maturity at market was 6.89%.

  POOLED INCOME FUND

       The Fund continues to be invested in short term Government and Agency obligations, high quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.37% is equivalent to an annualized total return of 5.48%. For the past twelve months, the Fund returned 5.88%. The Fund has an average maturity of 72 days and a weighted yield to maturity of 5.58%.

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

  (27) Financial Data Schedule.

       27.1 -    Schedule CT
       27.2 -    Pooled Income Fund
       27.3 -    Pooled Equity Fund
       27.4 -    Pooled Debt Fund

  (99) Additional Exhibits.

       None.

  (b)  Reports on Form 8-K.

       No report on Form 8-K was required to be filed during the three months ended July 31, 1996.

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


                                               The  Collective Investment  Funds
                                               for  Which  UMB  Bank,   n.a.  is
                                               Trustee
                                                              (Registrant)

                                               by UMB Bank, n.a. as trustee


  Date: September 13, 1996                     By:  /s/ Steve Campbell
                                               Senior Vice President

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