Form 10-K
period 1996-10-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1997-02-06
CIK 206005

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 1996

Commission file number:  2-58109

                THE COLLECTIVE INVESTMENT TRUSTS*
      (Exact name of registrant as specified in its charter)
                       * as defined herein
       Missouri                             None
(State or other juris-          (IRS Employer Identification No.)
 diction of incorpora-
 tion or organization)

                     UMB BANK, N.A., TRUSTEE
                         Trust Department
                        1010 Grand Avenue
                   Kansas City, Missouri 64106

 (Address of principal executive offices of Trustee)   (Zip code)


Registrant's telephone number, including area code:  (816) 860-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:
              YES   X                  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Aggregate Market Value of Voting Stock held by Non-Affiliates:  Not
Applicable

Documents Incorporated by Reference:  None

                              Part I

Item 1.  Business.

         UMB Bank, N.A., the principal executive offices of which are located in Kansas City, Missouri (the "Bank"), is trustee of three Collective Investment Trusts (collectively referred to herein as the "Funds" or singularly as a "Fund") that provide investment mediums for certain qualified retirement plans for which the Bank serves as trustee. The Funds are:

    a. The Fund for Pooling Equity Investments of Employee Trusts, the primary investment objective of which is growth in the value of the units of participation in the Fund through investments of equity securities;

    b. The Fund for Pooling Debt Investments of Employee Trusts, the primary investment objective of which is the stability of the underlying assets through the investment in fixed income obligations and growth in the value of units of participation in the Fund through reinvestment of the income from such obligations; and

    c. The Pooled Income Fund for Employee Trusts, the primary investment objective of which is to provide a high degree of liquidity through the investment in short term fixed income obligations with growth in the value of the units of participation in the Fund through reinvestment of the income of such obligations.

         The Funds are operated under Section 9.18 of Regulation 9 of the Comptroller of Currency (12 C.F.R. sec.9). The Trust Department of the Bank is responsible for the continuing supervision and evaluation of all investments for the Funds. All investment activities are subject to the policymaking and reviewing authority of the Bank's Trust Policy Committee, which is composed of twelve members made up of Senior Management and outside Directors of the Bank.

         The above description of the Registrant's business is qualified in its entirety by reference to the more detailed discussion set forth in the Registrant's registration statement on Form S-1 (Commission file no. 33-86470), as may be amended from time to time.

Item 2.  Properties.

    Not applicable.

Item 3.  Legal Proceedings.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.


                             Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

         There is no established public trading market for the units of participation in the Funds, and dividends are not paid on such units. On October 31, 1996, there were 707 holders of units of participation in the Fund for Pooling Equity Investments of Employee Trusts, 632 holders of units of participation in the Fund for Pooling Debt Investments of Employee Trusts, and 404 holders of units of participation in the Pooled Income Fund for Employee Trusts, and the closing value of a unit of the Fund for Pooling Equity Investments of Employee Trusts, of the Funds for Pooling Debt Investments of Employee Trusts and of the Pooled Income Fund for Employee Trusts were, respectively, $72.54, $61.38 and $50.10.

Item 6.  Selected Financial Data.

         The Selected Financial Data is included with the financial statements, which are attached hereto and filed as part of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements are attached hereto and filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                             Part III

         Item 10.  Directors and Executive Officers of the Registrant.

         The Registrant has no directors or executive officers. The Bank is trustee and certain officers and employees of the Bank devote a portion of their time to managing the Funds.

         Item 11.  Executive Compensation.

    Not applicable.

         Item 12.  Security Ownership of Certain Beneficial Owners and
         Management.

    Not applicable.

         Item 13.  Certain Relationships and Related Transactions.

    Not applicable.

                             Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)  Financial Statements, Financial Statement Schedules and Exhibits.

         (1)  Financial Statements

              The financial statements filed as a part of this report are set forth on the index to the Audited Financial Statements and Other Financial Information on page F-1 of this report.

         (2)  Financial Statement Schedules

              Not applicable.

         (3)  Exhibits

              All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

              (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

              Not applicable.

              (3)  Articles of Incorporation and Bylaws

                   Not applicable.

              (4) Instruments Defining the Rights of Security Holders, Including Indentures

              (4.1)     The UMB Bank, N.A. Master Plan and Trust for
              Self-Employed Individuals, as amended January 1, 1991, is attached as Exhibit 4.1 to post-effective amendment no.5 to the Registrant's registration statement on Form S-1 (Commission file no. 33-27170) and is incorporated herein by reference as Exhibit 4.1.

              (4.2)     The Plan and Declaration of Trust for the Fund for
              Pooling Equity Investment of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.2 to the Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.2.

              (4.3)     The Plan and Declaration of Trust for the Fund for
              Pooling Debt Investments of Employee Trusts, as amended October 31, 1995, is attached as Exhibit 4.3 to the Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.

              (4.4)     The Plan and Declaration of Trust for the Pooled
              Income Fund for Employee Trusts as amended October 31, 1995, is attached as Exhibit 4.4 to the Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.4.

              (9)  Voting Trust Agreement

                   Not applicable.

              (10) Material Contracts

                   Not applicable.

              (11) Statement regarding Computation of Per Share Earnings

                   Not applicable.

              (12) Statement Regarding Computation of Ratios

                   Not applicable.

              (13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders

                   Not applicable.

              (16) Letter Regarding Change in Certifying Accountants

                   Not applicable.

              (18) Letter Regarding Change in Accounting Principles

                   Not applicable.

              (21) Subsidiaries of Registrant

                   Not applicable.

              (22) Published Report Regarding Matters Submitted to Vote of Security Holders

                   Not applicable.

              (23) Consents of Experts and Counsel

                   Not applicable.

              (24) Power of Attorney

                   Not applicable.

              (27) Financial Data Schedule

                   Not applicable.

              (28) Information from Reports Furnished to State Insurance Regulatory Authorities

                   Not applicable.

              (99) Additional Exhibits

                   Not applicable.

    (b)  Reports Filed on Form 8-K.

         A report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report. The Form 8-K reported that the Registrant dismissed the accounting firm that had been auditing its annual financial statements and engaged a new accounting firm to audit its financial statements.
         Attached as Exhibit 16 to the Form 8-K was a letter from the prior auditors concurring with the Registrant's statements concerning its dismissal of the prior auditors.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE COLLECTIVE INVESTMENT TRUSTS



                             By /s/David Miller
                                David Miller
                                Executive Vice President and
                                Corporate Secretary for
                                UMB Bank, N.A., Trustee
Dated:  January 29, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.


                             UMB Bank, N.A., Trustee


                             By  /s/David Miller
                                 David Miller
                                 Executive Vice President
                                 and Corporate Secretary for
                                 UMB Bank, N.A.


Dated: January 29, 1997

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant does not provide an annual report (as defined under the Exchange Act), proxy statement or other proxy soliciting material to the holders of the Units of Participation.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE COLLECTIVE INVESTMENT TRUSTS



                             By
                                David Miller
                                Executive Vice President and
                                Corporate Secretary for
                                UMB Bank, N.A., Trustee
Dated:  January 29, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.


                             UMB Bank, N.A., Trustee


                             By
                                 David Miller
                                 Executive Vice President and
                                 Corporate Secretary for
                                 UMB Bank, N.A.


Dated: January 29, 1997

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant does not provide an annual report (as defined under the Exchange Act), proxy statement or other proxy soliciting material to the holders of the Units of Participation.

               UMB Bank, N.A. Defined Contribution
                          Plan and Trust
            Index to Financial Statements in Form 10-K


                                                             Page

Report of Independent Auditors                               F-2

Fund for Pooling Equity Investments of Employee Trusts:

    Financial Statements:
         Statements of Assets and Liabilities, October 31,
         1996 and 1995                                       F-3
         Statements of Investments Held, October 31, 1996
         and 1995                                            F-4
         Statements of Operations, three years ended October
         31, 1996                                            F-21
         Statements of Participants' Interest, three years
         ended October 31, 1996                              F-22

Fund for Pooling Debt Investments of Employee Trusts:

    Financial Statements:
         Statements of Assets and Liabilities, October 31,
         1996 and 1995                                       F-23
         Statements of Investments Held, October 31, 1996
         and 1995                                            F-24
         Statements of Operations, three years ended October
         31, 1996                                            F-42
         Statements of Participants' Interest, three years
         ended October 31, 1996                              F-43

Pooled Income Fund for Employee Trusts:

    Financial Statements:
         Statements of Assets and Liabilities, October 31,
         1996 and 1995                                       F-44
         Statements of Investments Held, October 31, 1996
         and 1995                                            F-45
         Statements of Operations, three years ended October
         31, 1996                                            F-49
         Statements of Participants' Interest, three years
         ended October 31, 1995                              F-50

Notes to Financial Statements for the three years ended
October 31, 1996                                             F-51


















                               F-1


GEO. S. OLIVE & CO. LLC
CERTIFIED PUBLIC ACCOUNTANTS
14TH FLOOR, CITIZENS BANK BUILDING
P.O. BOX 628
EVANSVILLE, INDIANA  47704-0628


                       Report of Independent Auditors


Board of Directors
UMB Bank, n.a.
Kansas City, Missouri

     We have audited the accompanying statement of assets and liabilities of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. (the Funds), including the statement of investments held, as of October 31, 1996, and the related statements of operations and participants' interest for the year then ended. These financial statements are the responsibility of the Funds' management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of assets and liabilities and statements of investments held of the Funds as of October 31, 1995, and the related statements of operations and participants' interest for each of the two years in the period ended October 31, 1995, were audited by other auditors whose report dated December 8, 1995 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. as of October 31, 1996, and the results of its operations for the year then ended and the changes in its participants' interest for the year then ended in conformity with generally accepted accounting principles.



Evansville, Indiana
November 15, 1996















                                   UMB BANK, n.a.

              FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                        STATEMENTS OF ASSETS AND LIABILITIES


                                            October 31
                               1995                            1996
                         Cost        Market              Cost        Market
ASSETS
Investments:
Common stocks       $162,051,285  $192,164,903      $166,352,044  $195,325,708
Commercial paper      66,013,975    66,013,975        60,617,285    60,617,285
Short-term money
  market fund          4,140,195     4,140,195         3,228,319     3,228,319

                    $232,205,455   262,319,073      $230,197,648   259,171,312

Interest and
  dividends
  receivable                           588,697                         436,199
Receivable for
  securities sold                      163,522
                                   263,071,292                     259,607,511

LIABILITIES
Audit fee payable                       11,187                           8,214
Payable for
  securities
  purchased                            508,397


PARTICIPANTS'
INTEREST, Equivalent
to $64.32 per unit
on 4,082,250 units
outstanding in 1995
and $72.54 per unit
on 3,578,723 units
outstanding in 1996               $262,551,708                     $259,599,297

























                                                 STATEMENTS OF INVESTMENTS HELD

                                                                                            October 31
                                                                              1995                              1996
                                                               Number of                         Number of
                                                               Shares or                         Shares or
                                                               Principal                         Principal
                                                               Amount         Cost       Market   Amount        Cost       Market

COMMON STOCKS - 1995, 73.2%; 1996, 75.4 %
  CONSUMER NONDURABLES - 1995, 8.9%; 1996, 9.7%
    BEVERAGES:
      ANHEUSER BUSCH COMPANIES INC.                             22,000   $1,011.42   $1,452,000    46,000  $1,020,361  $1,771,000

    FOOD:
      ARCHER DANIELS MIDLAND CO.                                68,250     187,015    1,092,000    72,765     199,386   1,591,734
      BOB EVANS FARMS INC.                                     157,800   2,987,675    2,840,400   165,000   3,134,137   2,062,500
      BRINKER INTERNATIONAL                                    165,000   2,893,375    2,000,625   211,300   3,667,040   3,592,100
      HEINZ H J CO.                                             20,000     702,200      930,000    30,450     711,110   1,080,975
      PIONEER HI-BRED INTERNATIONAL, INC                        20,000     174,667      992,500         -           -           -
    TOTAL FOOD                                                           6,944,932    7,855,525             7,711,673   8,327,309

    HEALTH CARE:
      ALLEGIANCE CORPORATION                                                                        5,580      32,211     104,625
      AMERICAN HOME PRODUCTS CORP.                              12,000     177,069    1,063,500         -           -           -
      BARD C R INC.                                            100,000   2,527,246    2,825,000   104,700   2,643,317   2,957,775
      BAXTER INTERNATIONAL INC.                                 26,000     384,678    1,004,250    27,900     394,761   1,161,338
      BRISTOL MYERS SQUIBB CO.                                  48,000   1,862,024    3,660,000    38,000   1,204,654   4,018,500
      COMMUNITY PSYCHIATRIC CENTERS                            173,000   1,803,525    1,881,375   298,000   3,209,900   2,644,750
      IMATION CORPORATION                                            -           -            -     1,400       6,937      38,325
      MERCK & CO., INC.                                         16,900      36,531      971,750    17,100      38,901   1,263,262
    TOTAL HEALTH CARE                                                    6,791,073   11,405,875             7,530,681  12,188,575

    HOUSEHOLD PRODUCTS:
      RUBBERMAID INC.                                           61,500   1,766,804    1,606,688    64,250   1,842,229   1,493,812

    PHOTOGRAPHY:
      EASTMAN KODAK COMPANY                                     16,000     331,686    1,002,000    16,500     344,702   1,313,812

  TOTAL CONSUMER NONDURABLES                                            16,845,537   23,322,088            18,449,646  25,094,508

SERVICES - 1995, 11.4%; 1996, 11.9%
  MEDIA:
    DUN & BRADSTREET                                            53,000   2,689,275    3,166,750    55,300   2,810,845   3,193,575
    GANNETT CO., INC.                                           52,000   1,505,626    2,827,500    46,200   1,206,234   3,499,650
   TOTAL MEDIA                                                           4,194,901    5,994,250             4,017,079   6,693,225

  RETAIL:
    AMERICAN GREETINGS CORP.                                   121,000   3,573,439    3,811,500   158,000   4,535,617   4,631,454
    BLOCK H&R INC.                                              14,300     520,878      589,875   125,000   4,308,301   3,109,375
    DILLARDS DEPT. STORE "A"                                   120,000   3,831,368    3,255,000   139,000   4,357,060   4,413,250
    THE LIMITED INC.                                           118,000   2,487,150    2,183,000    64,724   1,253,170   1,189,303
    MERCANTILE STORES CO., INC.                                 30,000   1,016,665    1,346,250         -           -           -
    SEARS ROEBUCK AND CO.                                       26,900     467,127      914,600         -           -           -
    TJX COMPANIES, INC.                                        329,000   4,407,311    4,441,500         -           -           -
    TOYS 'R' US INC.                                           126,000   3,312,723    2,756,250   130,600   3,426,164   4,424,075
  TOTAL RETAIL                                                          19,616,661   19,297,975            17,880,312  17,767,457

  TEXTILE AND APPAREL:
  BASSETT FURNITURE INDUSTRY                                   114,500   2,803,761    2,304,312   162,600   3,858,917   3,638,175
    BROWN GROUP INC.                                            81,000   2,264,675    1,113,750    84,600   2,365,705   1,744,875
    STRIDE RITE CORP.                                          118,000   1,749,713    1,327,500   123,600   1,817,797   1,019,700
  TOTAL TEXTILE AND APPAREL                                              6,818,149    4,745,562             8,042,419   6,402,750

  TOTAL SERVICES                                                        30,629,711   30,037,787            29,939,810  30,863,432

CONSUMER DURABLES - 1995, 2.4%; 1996, 2.8%

  AUTOMOTIVE:
    GENERAL MOTORS CORP.                                         5,000     157,125      218,750     6,800     220,957     364,650
    GENUINE PARTS CO.                                           72,000   1,728,760    2,853,000    72,600   1,745,240   3,176,250
  TOTAL AUTOMOTIVE                                                       1,885,885    3,071,750             1,966,197   3,540,900

  BUILDING
    MASCO CORP.                                                113,000   2,843,327    3,178,125   118,400   2,974,249   3,714,800

TOTAL CONSUMER DURABLES                                                  4,729,212    6,249,875             4,940,446   7,255,700

CAPITAL GOODS - 1995, 15.6%; 1996, 20.8%
  ELECTRICAL EQUIPMENT:
    GENERAL ELECTRIC CO.                                        32,000      97,903    2,024,000    21,000      61,999   2,031,750

  ELECTRONICS:
    PERKIN ELMER CORP.                                         100,000   3,021,545    3,512,500         -           -           -
    SENSORMATIC ELECTRONICS CORP.                                    -           -            -   235,200   4,023,060   3,851,400
    TANDEM COMPUTERS INC.                                      220,000   2,840,384    2,475,000   371,200   4,631,344   4,686,400
  TOTAL ELECTRONICS                                                      5,861,929    5,987,500   606,400   8,654,404   8,537,800

  MACHINERY:
    COOPER INDUSTRIES INC.                                      48,000   2,284,506    1,620,000    88,000   3,865,427   3,531,000
    GIDDINGS & LEWIS                                           181,000   2,947,805    2,918,625   209,000   3,401,187   2,455,750
    SNAP ON INC.                                                81,000   2,756,664    3,432,375    93,000   2,081,172   2,987,625
  TOTAL MACHINERY                                                        7,988,975    7,971,000             9,347,786   8,974,375

  OFFICE EQUIPMENT:
    DIGITAL EQUIPMENT CORP.                                     20,300   1,153,853    1,096,200    59,400   2,490,096   1,752,300
    INTERNATIONAL BUSINESS MACHINES CORP.                       17,000     614,648    1,653,250    17,800     689,326   2,296,200
    NOVELL INC.                                                250,200   4,628,700    4,128,300   322,400   5,634,056   2,982,200
    TEXAS INSTRUMENTS INC.                                           -           -            -    69,000   3,598,950   3,320,625
  TOTAL OFFICE EQUIPMENT                                                 6,397,201    6,877,750            12,412,428  10,351,325

  MISCELLANEOUS:
    APPLIED MATERIALS INC.                                           -           -            -   118,800   4,255,198   3,140,834
    BROWNING FERRIS INDUSTRIES INC.                                  -           -            -   158,600   4,658,892   4,163,250
    CALGON CARBON CORP.                                        297,200   4,057,752    3,380,650   355,800   4,753,177   3,558,000
    FLUOR CORP.                                                 10,000     410,500      565,000         -           -
    GLOBAL IND. TECH.                                                -           -            -   117,000   1,398,740   2,179,125
    GRAINGER W W INC.                                           47,000   2,620,017    2,937,500    43,000   2,378,693   3,187,375
    HILLENBRAND INDUSTIES INC.                                 128,000   3,825,797    4,064,000   123,575   3,690,426   4,572,275
    INDRESCO, INC.                                             216,000   2,604,338    3,699,000         -           -           -
    WMX TECHNOLOGIES, INC.                                     122,000   3,289,825    3,431,250    96,000   2,631,424   3,300,000
  TOTAL MISCELLANEOUS                                                   16,808,229   18,077,400         -  23,766,550  24,100,859

TOTAL CAPITAL GOODS                                                     37,154,237   40,937,650            54,243,167  53,996,109

BASIC MATERIALS - 1995, 13.2%; 1996, 12.5%
  CHEMICALS:
    AIR PRODUCTS & CHEMICALS INC.                               22,000     578,535    1,135,750    22,000     578,535   1,320,000
    MALLINCKRODT INC .                                          87,000   2,557,457    3,023,250    91,100   2,678,446   3,962,850
    NALCO CHEMICAL CO.                                         107,000   2,691,594    3,210,000   113,900   2,833,435   4,143,112
  TOTAL CHEMICALS                                                        5,827,586    7,369,000             6,090,416   9,425,962

  METAL & MINING
    BRUSH WELLMAN INC.                                          67,000     887,765    1,122,250    74,300     999,245   1,402,413
    CYPRUS AMAX MINERALS COMPANY                               128,000   3,138,157    3,344,000   168,000   4,141,538   3,801,000
  TOTAL METAL & MINING                                                   4,025,922    4,466,250             5,140,783   5,203,413

  PAPER & FORESTRY PRODUCTS:
    UNION CAMP CORP.                                            25,000   1,080,990    1,271,875    46,100   2,055,017   2,247,375
    WEYERHAEUSER CO.                                            59,000   1,690,886    2,603,375    61,700   1,786,408   2,830,488
  TOTAL PAPER & FORESTRY PRODUCTS                                        2,771,876    3,875,250             3,841,425   5,077,863

  PETROLEUM:
    AMOCO CORP.                                                 20,000     355,455    1,277,500    21,045     404,827   1,594,159
    ATLANTIC RICHFIELD CO.                                      25,000   2,683,625    2,668,750    15,500   1,642,991   2,053,750
    BAKER HUGHES, INC.                                          90,000   1,827,000    1,766,250         -           -           -
    DRESSER INDUSTRIES INC.                                    126,000   2,445,584    2,630,250    67,900   1,242,179   2,240,700
    HALLIBURTON CO.                                             20,000     654,064      830,000         -           -           -
    KERR MCGEE CORP.                                            54,000   2,271,903    2,976,750    54,900   2,314,718   3,444,975
    PHILLIPS PETROLEUM CO.                                      35,200     596,545    1,135,200         -           -           -
    SCHLUMBERGER LTD.                                           24,000   1,212,270    1,494,000         -           -           -
    TEXACO, INC.                                                22,000   1,337,235    1,498,750         -           -           -
    USX MARATHON GROUP                                         156,000   2,729,634    2,769,000   155,300   2,716,149   3,397,188
  TOTAL PETROLEUM                                                       16,113,315   19,046,450             8,320,864  12,730,772

TOTAL BASIC MATERIALS                                                   28,738,699   34,756,950            23,393,488  32,438,010

TRANSPORTATION - 1995, 2.5%; 1996, 1.9%
  RAILROADS:
    NORFOLK SOUTHERN CORP.                                      22,600     523,646    1,745,850    10,000     149,792     891,250
    UNION PACIFIC CORP.                                         26,000     785,751    1,699,750    26,200     534,964   1,470,475
    UNION PACIFIC RESOURCES                                          -           -          -      22,189     260,618     610,198
  TOTAL RAILROADS                                                        1,309,397    3,445,600               945,374   2,971,923

  TRUCKING:
    CALIBER SYSTEMS INC.                                             -           -            -    74,000   2,786,230   1,248,750
    ROADWAY EXPRESS INC.                                        56,000   2,519,513    2,506,000    37,000     563,687     587,375
    YELLOW CORP.                                                50,000   1,161,609      656,250         -           -           -
  TOTAL TRUCKING                                                         3,681,122    3,162,250             3,349,917   1,836,125

TOTAL TRANSPORTATION                                                     4,990,519    6,607,850             4,295,291   4,808,048
MULTIBUSINESS - 1995, 0.8%; 1996, .9%
  MINNESOTA MINING & MANUFACTURING CO.                          14,000     176,012      796,250    14,000     169,075   1,069,250
  TRW INC.                                                      20,000   1,154,450    1,315,000    13,000     829,465   1,176,500
TOTAL MULTIBUSINESS                                                      1,330,462    2,111,250               998,540   2,245,750

UTILITIES - 1995, 14.0%; 1996 - 12.9%
  COMMUNICATION:
    A T & T CORPORATION                                         60,000   2,782,585    3,840,000    62,850   2,097,848   2,199,750
    BELL ATLANTIC CORPORATION                                   53,000   2,011,824    3,365,500    28,000     696,650   1,687,000
    COMSAT CORP.                                               155,500   3,043,315    3,090,562    91,800   1,708,381   2,157,300
    SPRINT CORP.                                                64,000   1,623,200    2,464,000    69,100   1,436,538   2,712,175
    U S WEST INC.                                               72,000   2,862,111    3,447,000    74,300   1,762,072   2,256,863
    U S WEST MEDIA GROUP                                             -           -            -    74,300   1,183,552   1,160,938
  TOTAL COMMUNICATION                                                   12,323,035   16,207,062             8,885,041  12,174,026

  ELECTRIC:
    DOMINION RESOURCES INC.                                     75,500   3,019,511    3,001,125    91,000   3,604,240   3,435,250
    ENTERGY CORP.                                              118,000   2,840,275    3,363,000   123,600   2,965,155   3,460,800
    FLORIDA PROGRESS CORP.                                      76,000   2,234,425    2,517,500    76,000   2,234,425   2,536,500
    PANENERGY CORP.                                                  -           -            -    26,000     392,930   1,001,000
    SCANA CORP.                                                 99,200   1,763,135    2,517,200    71,000   1,156,990   1,899,250
    TEXAS UTILITIES CO.                                         41,000   1,353,375    1,506,750    43,700   1,464,914   1,769,850
    UNION ELECTRIC CO.                                          12,500     342,875      487,500    61,600   2,217,842   2,379,300
  TOTAL ELECTRIC                                                        11,553,596   13,393,075            14,036,496  16,481,950

  NATURAL GAS:
    MAPCO INC.                                                  72,000   3,451,979    3,708,000   149,800   3,600,343   4,662,525
    PANHANDLE EASTERN CORP.                                    132,000   2,522,725    3,333,000         -           -           -
  TOTAL NATURAL GAS                                                      5,974,704    7,041,000             3,600,343   4,662,525

  TOTAL UTILITIES                                                       29,851,335   36,641,137            26,521,880  33,318,501

FINANCE - 1995, 4.4%; 1996, 2.0%
  BANKS:
  FIRST CHICAGO NBD CORP.                                       48,600   1,471,870    1,846,800    48,900   1,481,688   2,493,900
    WACHOVIA CORP.                                              10,000      37,350      441,250         -           -           -
  TOTAL BANKS                                                            1,509,220    2,288,050             1,481,688   2,493,900

  INSURANCE:
    ALLSTATE CORP.                                              32,446     524,968    1,192,391
    AON CORP.                                                   83,000   2,644,327    3,413,375
    LIBERTY CORP.                                               89,000   2,291,820    2,981,500
    LIBERTY CORP. SC                                                 -           -            -    81,500   2,088,088   2,811,750
  TOTAL INSURANCE                                                        5,461,115    7,587,266             2,088,088   2,811,750

  MISCELLANEOUS:
    AMERICAN EXPRESS CO.                                        40,000     811,238    1,625,000         -           -           -

TOTAL FINANCE                                                            7,781,573   11,500,316             3,569,776   5,305,650

TOTAL COMMON STOCKS                                                    162,051,285  192,164,903           166,352,044 195,325,708

COMMERCIAL PAPER - 1995, 25.2%; 1996, 23.4%
  AIG FUNDING, INC, DISCOUNT CP, DUE 12-17-96                                                   1,000,000     991,300     991,300
  ABBOTT LABORATORIES, DISCOUNT CP, DUE 11-27-96                                                2,000,000   1,991,590   1,991,590
  ALUMINUM CO. OF AMERICAN, DISCOUNT CP, DUE 11-01-96                                             690,000     685,488     685,488
  AMERICAN GREET., DISCOUNT CP, DUE 11-29-95                   700,000     696,657      696,657
  AT&T CAPITAL CORP., DISCOUNT CP, DUE 11-03-95              2,350,000   2,333,344    2,333,344
  AT&T CAPITAL CORP., DISCOUNT CP, DUE 11-14-95              1,500,000   1,485,404    1,485,404
  AT&T CAPITAL CORP., DISCOUNT CP, DUE 11-15-95              1,000,000     997,617      997,617
  AT&T CAPITAL CORP., DISCOUNT CP, DUE 11-21-95              2,000,000   1,981,233    1,981,233
  AMERICAN TELEPHONE & TELEGRAPH CO., DISCOUNT CP,
  DUE 11-26-96                                                                                3,000,000   2,973,800   2,973,800
  ANHEUSER-BUSCH, DISCOUNT CP, DUE 11/09/95                  2,000,000   1,990,500    1,990,500
  CHEVRON OIL FINANCE CO., DISCOUNT CP, DUE 12-01-95         1,000,000     992,963      992,963
  CHEVRON OIL FINANCE CO., DISCOUNT CP, DUE 12-01-95           200,000     198,607      198,607
  CHEVRON OIL FINANCE CO., DISCOUNT CP, DUE 12-01-95         2,000,000   1,986,700    1,986,700
  CHEVRON OIL FINANCE CO., DISCOUNT CP, DUE 12-01-95         2,000,000   1,981,382    1,981,382
  CHEVRON OIL FINANCE CO., DISCOUNT CP, DUE 12-06-95         1,000,000     993,033      993,033
  CHEVRON OIL FINANCE CO., DISCOUNT CP, DUE 11-20-96                                            1,500,000   1,490,430   1,490,430
  CHEVRON OIL FINANCE CO., DISCOUNT CP, DUE 12-20-96                                            2,450,000   2,429,121   2,429,121
  COCA-COLA COMPANY, DISCOUNT CP, DUE 11-01-95               2,000,000   1,990,817    1,990,817
  COCA-COLA COMPANY, DISCOUNT CP, DUE 11-14-95               2,000,000   1,981,300    1,981,300
  COCA-COLA CO., DISCOUNT CP, DUE 11-22-96                                                      2,000,000   1,987,867   1,987,867
  COCA-COLA CO., DISCOUNT CP, DUE 12-03-96                                                      2,000,000   1,986,133   1,986,133
  COCA-COLA CO., DISCOUNT CP, DUE 12-06-96                                                      2,000,000   1,987,338   1,987,338
  DONNELLEY, RR, DISCOUNT CP, DUE 11-16-95                   1,000,000     995,242      995,242
  DONNELLEY, RR, DISCOUNT CP, DUE 11-20-95                   2,000,000   1,990,183    1,990,183
  DOVER CORP., DISCOUNT CP, DUE 11-18-96                                                        1,000,000     995,488     995,488
  DU PONT (E.I.) DE NEMOURS & CO., INC.,
    DISCOUNT CP, DUE 11-09-95                                1,500,000   1,496,450    1,496,450
  DU PONT (E.I.) DE NEMOURS & CO., INC.,
    DISCOUNT CP, DUE 11-10-95                                2,000,000   1,985,850    1,985,850
  DU PONT (E.I.) DE NEMOURS & CO., INC.,
    DISCOUNT CP, DUE 11-17-95                                2,000,000   1,985,750    1,985,750
  DU PONT (E.I.) DE NEMOURS & CO., INC.,
    DISCOUNT CP, DUE 11-29-95                                2,000,000   1,989,587    1,989,587
  DU PONT (E.I.) DE NEMOURS & CO., INC.,
    DISCOUNT CP, DUE 12-06-96                                                                   2,000,000   1,986,950   1,986,950
  DU PONT (E.I.) DE NEMOURS & CO., INC.,
    DISCOUNT CP, DUE 11-15-96                                                                   1,000,000     993,583     993,583
  DU PONT (E.I.) DE NEMOURS & CO., INC.,
    DISCOUNT CP, DUE 12-04-96                                                                   1,000,000     990,795     990,795
  GANNETT, INC., DISCOUNT CP, DUE 11-08-96                                                      2,000,000   1,995,650   1,995,650
  GENERAL MILLS, INC., DISCOUNT CP, DUE 11-26-96                                                2,500,000   2,489,467   2,489,467
  HEINZ (H.J.) CO., DISCOUNT CP, DUE 11-13-95                  500,000     496,406      496,406
  IBM CREDIT CORP., DISCOUNT CP, DUE 11-03-95                2,000,000   1,995,242    1,995,242
  IBM CREDIT CORP., DISCOUNT CP, DUE 11-03-95                2,000,000   1,991,102    1,991,102
  IBM CREDIT CORP., DISCOUNT CP, DUE 11-17-95                2,000,000   1,981,481    1,981,481
  IBM CREDIT CORP., DISCOUNT CP, DUE 11-28-95                1,000,000     992,717      992,717
  INTERNATIONAL BUSINESS MACHINES,
    DISCOUNT CP, DUE 11-12-96                                                                   1,500,000   1,486,650   1,486,650
  INTERNATIONAL BUSINESS MACHINES,
    DISCOUNT CP, DUE 11-19-96                                                                     850,000     842,364     842,364
  INTERNATIONAL BUSINESS MACHINES,
    DISCOUNT CP, DUE 11-22-96                                                                   2,000,000   1,987,167   1,987,167
  INTERNATIONAL BUSINESS MACHINES,
    DISCOUNT CP, DUE 11-01-96                                                                     950,000     944,059     944,059
  INTERNATIONAL BUSINESS MACHINES,
    DISCOUNT CP, DUE 11-06-96                                                                     500,000     497,889     497,889
  MOTOROLA, INC., DISCOUNT CP, DUE 12-10-96                                                     2,000,000   1,982,600   1,982,600
  PENNEY, (J.C.) FUNDING CORP., DISCOUNT CP, DUE 11-14-95    1,000,000     994,924      994,924
  PENNEY, (J.C.) FUNDING CORP., DISCOUNT CP, DUE 11-20-95    2,000,000                1,985,750
  PENNEY, (J.C.) FUNDING CORP., DISCOUNT CP, DUE 11-15-96                                       2,000,000   1,990,993   1,990,993
  PEPSICO, INC., DISCOUNT CP, DUE 11-06-96                                                      1,035,000   1,032,895   1,032,895
  PHILIP MORRIS, DISCOUNT CP, DUE 11-03-95                   1,450,000   1,436,731    1,436,731
  PHILIP MORRIS COS., INC., DISCOUNT CP, DUE 11-01-96                                             500,000     497,731     497,731
  PHILIP MORRIS COS., INC., DISCOUNT CP, DUE 12-10-96                                           2,000,000   1,986,686   1,986,686
  PHILIP MORRIS COS., INC., DISCOUNT CP, DUE 12-11-96                                           2,000,000   1,987,264   1,987,264
  PHILIP MORRIS COS., INC., DISCOUNT CP, DUE 12-13-96                                           2,000,000   1,986,950   1,986,950
  PROCTOR & GAMBEL CO., DISCOUNT CP, DUE 11-22-95            2,000,000   1,982,172    1,982,172
  PROCTOR & GAMBEL CO., DISCOUNT CP, DUE 12-22-95            1,000,000     990,740      990,740
  PROCTOR & GAMBEL CO., DISCOUNT CP, DUE 11-12-96                                               2,000,000   1,990,756   1,990,756
  PROCTOR & GAMBEL CO., DISCOUNT CP, DUE 1-24-97                                                2,000,000   1,974,236   1,974,236
  PROGRESS CAP, DISCOUNT CP, DUE 12-07-95                    1,000,000     992,984      992,984
  PROGRESS CAP HOLDINGS INC., DISCOUNT CP, DUE 11-13-96                                         1,000,000     997,954     997,954
  RAYTHEON CO., DISCOUNT CP, DUE 11-19-96                                                       1,750,000   1,742,881   1,742,881
  SHELL OIL CO. SERIES  A, DISCOUNT CP, DUE 11-14-95           200,000     199,526      199,526
  SHELL OIL CO. SERIES  A, DISCOUNT CP, DUE 11-08-96                                            1,000,000     995,667     995,667
  TEXACO, INC., DISCOUNT CP, DUE 11-10-95                    3,000,000   2,990,809    2,990,809
  TEXACO, INC., DISCOUNT CP, DUE 11-22-95                    1,000,000     995,392      995,392
  TOYS 'R' US, DISCOUNT CP, DUE 11-15-96                                                        2,000,000   1,991,300   1,991,300
  TOYS 'R' US, DISCOUNT CP, DUE 11-01-96                                                        1,000,000     995,625     995,625
  US WEST FINANCIAL SERVICE, INC., DISCOUNT CP, DUE 11-01-95 1,500,000   1,478,974    1,478,974
  WAL-MART STORES, INC., DISCOUNT CP, DUE 11-03-95           2,000,000   1,995,582    1,995,582
  WAL-MART STORES, INC., DISCOUNT CP, DUE 11-06-95             275,000     274,695      274,695
  WAL-MART STORES, INC., DISCOUNT CP, DUE 11-10-95           2,000,000   1,986,067    1,986,067
  WAL-MART STORES, INC., DISCOUNT CP, DUE 11-14-95           1,900,000   1,885,861    1,885,861
  WAL-MART STORES, INC., DISCOUNT CP, DUE 12-05-95           1,500,000   1,487,052    1,487,052
  WAL-MART STORES, INC., DISCOUNT CP, DUE 12-02-96                                              1,275,000   1,266,712   1,266,712
  WEYERHAEUSER MORTGAGE CO., DISCOUNT CP, DUE 11-28-95       3,000,000   2,984,088    2,984,088
  XEROX CORPORATION, DISCOUNT CP, DUE 11-10-95               1,875,000   1,857,577    1,857,577
  XEROX CORPORATION, DISCOUNT CP, DUE 12-12-95               2,000,000   1,985,484    1,985,484
  XEROX CORPORATION, DISCOUNT CP, DUE 11-12-96                                                  1,500,000   1,489,899   1,489,899
  XEROX CORPORATION, DISCOUNT CP, DUE 11-08-96                                                  2,000,000   1,986,525   1,986,525
  XEROX CORPORATION, DISCOUNT CP, DUE 12-13-96                                                  2,000,000   1,987,482   1,987,482

TOTAL COMMERCIAL PAPER                                                  66,013,975   66,013,975            60,617,285  60,617,285

SHORT-TERM MONEY MARKET FUND - 1995, 1.6%; 1996, 1.2%
  SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.             4,140,195   4,140,195    4,140,195 3,228,319   3,228,319   3,228,319

TOTAL INVESTMENTS HELD                                                 232,205,455  262,319,073           230,197,648 259,171,312













                           STATEMENTS OF OPERATIONS

                                                Year Ended October 31

                                         1994          1995          1996
INVESTMENT INCOME
Interest                             $  2,176,859  $  3,855,343  $  3,891,359
Dividends                               4,780,224     5,407,364     5,277,837
Total investment income                 6,957,083     9,262,707     9,169,196
Audit expense                              10,425        11,184        11,563
Foreign taxes                              20,851         6,772
Net Investment Income                   6,925,807     9,244,751     9,157,633

REALIZED AND UNREALIZED GAIN (LOSS)
ON INVESTMENTS
Realized gain on investments sold,
  matured or redeemed:
Proceeds                              649,102,264   725,215,369   907,344,217
Cost of investments                   634,879,985   694,333,687   880,250,904
Net realized gain on investments
  sold, matured or redeemed            14,222,279    30,881,682    27,093,313

Unrealized gain (loss) on investments
Beginning of year                      44,825,385    37,955,084    30,113,618
End of year                            37,955,084    30,113,618    28,973,664
Net unrealized loss on investments     (6,870,301)   (7,841,466)   (1,139,954)

Net realized and unrealized gain
  on investments                        7,351,978    23,040,216    25,953,359

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS            $ 14,277,785  $ 32,284,967  $ 35,110,992

TOTAL EXPENSE AS A PERCENT OF
NET INVESTMENT INCOME                       0.45%         0.19%         0.13%




























                                                                         STATEMENTS OF PARTICIPANTS' INTEREST

                                                                               Year Ended October 31

                                                           1994                       1995                       1996

                                                    Units        Amount        Units        Amount        Units        Amount

PARTICIPANTS' INTEREST, Beginning of year         4,007,990   $211,892,704   4,117,128   $232,073,838   4,082,250   $262,551,708


FROM INVESTMENT ACTIVITIES
Net investment income                                            6,925,807                  9,244,751                  9,157,633
Net realized gain on sale of investments
  sold, matured or redeemed                                     14,222,279                 30,881,682                 27,093,313
Net unrealized loss on investments                              (6,870,301)                <7,841,466)                (1,139,954)
Net increase from investment activities                         14,277,785                 32,284,967                 35,110,992

FROM PARTICIPATING UNIT TRANSACTIONS
Issuance of units                                   765,970     41,462,013     600,575     35,970,886     664,569     44,294,031
Redemption of units                                (656,832)   (35,558,664)   (635,453)   (37,777,983) (1,168,096)   (82,357,434)
Net increase (decrease) from
  participating unit transactions                   109,138      5,903,349     (34,878)    (1,807,097)   (503,527)   (38,063,403)

PARTICIPANTS' INTEREST, End of year               4,117,128   $232,073,838   4,082,250   $262,551,708   3,578,723   $259,599,297

NET ASSET VALUE PER PARTICIPATING UNIT                              $56.37                     $64.32                     $72.54





































                                 STATEMENTS OF ASSETS AND LIABILITIES

                                                          1995                           1996
                                                    Cost          Market          Cost           Market
ASSETS
  Investments:
    United States Government and
      Agency obligations                       $ 78,652,888   $ 80,488,586   $ 80,390,770    $ 81,657,383
    Corporate nonconvertible securities          79,563,147     80,960,317     81,907,404      82,764,595
    Short-term money market fund                  1,087,960      1,087,960      1,804,054       1,804,054

                                               $159,303,995    162,536,863   $164,102,228     166,226,032

  Interest receivable                                            2,655,057                      2,757,097
  Receivable for securities sold                                   985,699
                                                               166,177,619                    168,983,129
LIABILITIES
  Audit fee payable                                                 11,212                          8,635
  Payable for securities purchased                               1,843,137

PARTICIPANTS' INTEREST, Equivalent to $58.17
  per unit on 2,825,108 units outstanding in
  1995 and $61.38 per unit on 2,752,806 units
  outstanding in 1996                                         $164,323,270                   $168,974,494






































                                 STATEMENTS OF INVESTMENTS HELD

                                                                                          October 31
                                                          Value or               1995                         1996
                                                          Units*         Cost           Market         Cost          Market

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS -
  1995, 49.5%; 1996, 49.1%
    UNITED STATES TREASURY NOTES, 4.75%, DUE 10-31-98       200,000                                 $    199,472   $    196,376
    UNITED STATES TREASURY NOTES, 4.75%, DUE 9-30-98        225,000                                      224,208        221,063
    UNITED STATES TREASURY NOTES, 5.125%, DUE 11-30-98    1,500,000   $  1,420,898   $  1,475,625      1,420,898      1,481,250
    UNITED STATES TREASURY NOTES, 5.125%, DUE 12-31-98      100,000                                       99,717         98,688
    UNITED STATES TREASURY NOTES, 5.125%, DUE 2-28-98       205,000                                      203,979        203,655
    UNITED STATES TREASURY NOTES, 5.125%, DUE 3-31-98       225,000                                      224,363        223,524
    UNITED STATES TREASURY NOTES, 5.125%, DUE 4-30-98     3,500,000      3,498,327      3,455,165
    UNITED STATES TREASURY NOTES, 5.125%, DUE 4-30-98     3,600,000                                    3,598,088      3,573,000
    UNITED STATES TREASURY NOTES, 5.125%, DUE 6-30-98       500,000        499,609        493,125        499,609        495,625
    UNITED STATES TREASURY NOTES, 5.25%, DUE 7-31-98      5,000,000      4,995,650      4,943,750      4,995,650      4,962,500
    UNITED STATES TREASURY NOTES, 5.50%, DUE 4-15-00      3,000,000      2,987,656      2,969,070      2,980,195      2,956,890
    UNITED STATES TREASURY NOTES, 5.50%, DUE 7-31-97      1,750,000      1,739,883      1,746,167
    UNITED STATES TREASURY NOTES, 5.50%, DUE 9-30-97        240,000                                      239,585        240,074
    UNITED STATES TREASURY NOTES, 5.625%, DUE 2-15-06       500,000                                      473,672        475,470
    UNITED STATES TREASURY NOTES, 5.75%, DUE 8-15-03      5,250,000      5,092,578      5,177,812
    UNITED STATES TREASURY NOTES, 5.75%, DUE 8-15-03      5,475,000                                    5,309,598      5,332,979
    UNITED STATES TREASURY NOTES, 5.875%, DUE 11-15-05    2,500,000                                    2,474,414      2,419,525
    UNITED STATES TREASURY NOTES, 5.875%, DUE 2-15-04     1,625,000      1,519,668      1,612,812
    UNITED STATES TREASURY NOTES, 5.875%, DUE 2-15-04     1,000,000                                      945,547        977,500
    UNITED STATES TREASURY NOTES, 6.00%, DUE 10-15-99       290,000                                      284,887        290,998
    UNITED STATES TREASURY NOTES, 6.00%, DUE 11-30-97       500,000        495,469        503,595        495,469        502,190
    UNITED STATES TREASURY NOTES, 6.00%, DUE 12-31-97     1,500,000      1,448,672      1,511,250      1,448,672      1,507,500
    UNITED STATES TREASURY NOTES, 6.375%, DUE 3-31-01       505,000                                      504,152        510,681
    UNITED STATES TREASURY NOTES, 6.375%, DUE 6-30-97       300,000                                      299,304        301,875
    UNITED STATES TREASURY NOTES, 6.375%, DUE 7-15-99       160,000                                      159,421        162,000
    UNITED STATES TREASURY NOTES, 6.50%, DUE 8-15-05        500,000                                      493,438        505,315
    UNITED STATES TREASURY NOTES, 6.50%, DUE 8-15-97        565,000        564,801        573,125        564,801        569,593
    UNITED STATES TREASURY NOTES, 7.00%, DUE 4-15-99      2,000,000      1,998,750      2,076,260      1,998,750      2,052,500
    UNITED STATES TREASURY NOTES, 7.125%, DUE 10-15-98      195,000                                      194,206        199,935
    UNITED STATES TREASURY NOTES, 7.25%, DUE 5-15-04        650,000                                      650,609        687,785
    UNITED STATES TREASURY NOTES, 7.50%, DUE 10-31-99       500,000        494,219        530,000        494,219        520,940
    UNITED STATES TREASURY NOTES, 7.75%, DUE 2-15-01        400,000                                      396,948        425,376
    UNITED STATES TREASURY NOTES, 7.875%, DUE 8-15-01       150,000                                      149,336        160,969
    UNITED STATES TREASURY NOTES, 7.875%, DUE 7-31-96     2,700,000      2,851,453      2,744,712
    UNITED STATES TREASURY NOTES, 8.00%, DUE 10-15-96     2,500,000      2,498,047      2,555,475
    UNITED STATES TREASURY NOTES, 8.00%, DUE 8-15-99      5,000,000      4,907,812      5,371,900      4,907,813      5,264,050
    UNITED STATES TREASURY NOTES, 8.125%, DUE 2-15-98     3,000,000      2,995,781      3,155,640      2,995,781      3,090,930
    UNITED STATES TREASURY NOTES, 8.50%, DUE 11-15-00       125,000                                      124,395        135,899
    UNITED STATES TREASURY NOTES, 8.50%, DUE 2-15-00        650,000                                      720,667        698,548
    UNITED STATES TREASURY NOTES, 8.625%, DUE 8-15-97       200,000                                      199,250        204,812
    UNITED STATES TREASURY NOTES, 8.75%, DUE 10-15-97       290,000                                      289,502        298,610
    UNITED STATES TREASURY NOTES, 9.00%, DUE 5-15-98        205,000                                      205,000        214,994
    UNITED STATES TREASURY SECURITIES STRIPPED COUPON,
      DUE 8-15-02                                         3,270,000      1,976,324      1,976,324      2,167,246      2,301,262
    FEDERAL HOME LOAN BANK, 3.00%, DUE 9-14-98            2,000,000      2,000,000      1,805,000      2,000,000      1,894,740
    FEDERAL HOME LOAN BANK, 5.44%, DUE 10-15-03           1,000,000        908,790        949,060        908,790        945,940
    FEDERAL HOME LOAN BANK, 6.33%, DUE 9-28-98            1,000,000      1,000,000      1,001,880
    FEDERAL HOME LOAN BANK, 6.513%, DUE 12-20-00          1,050,000                                    1,050,000      1,047,050
    FEDERAL HOME LOAN BANK, 7.26%, DUE 9-06-01              500,000        497,813        530,000        497,813        520,315
    FEDERAL HOME LOAN MORTGAGE, 6.55%, DUE 4-02-03        1,000,000        998,437        999,380        998,438        989,380
    FEDERAL HOME LOAN MORTGAGE, 7.23%, DUE 5-23-05          950,000        950,000        979,098
    FEDERAL HOME LOAN MORTGAGE, 7.23%, DUE 5-23-05        1,300,000                                    1,300,000      1,309,347
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 5.10%,
      DUE 7-22-98                                         3,000,000      3,000,938      2,928,750      3,000,938      2,965,320
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 5.45%,
      DUE 10-14-03                                        1,000,000        999,531        948,130        999,531        946,560
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 5.80%,
      DUE 12-10-03                                        1,000,000        996,875        958,750        996,875        965,310
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 5.93%,
      DUE 9-26-03                                         1,000,000      1,000,000        962,100      1,000,000        959,500
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 6.10%,
      DUE 2-10-00                                           500,000        499,531        502,500        499,531        499,530
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 6.20%,
      DUE 6-17-97                                         1,350,000      1,349,271      1,365,525
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 6.35%,
      DUE 6-10-05                                           250,000        245,938        250,548
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 6.45%,
      DUE 4-23-01                                         1,000,000                                    1,000,000      1,009,200
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 6.8%,
      DUE 1-10-03                                           250,000        249,648        259,298
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 7.55%,
      DUE 4-22-02                                         1,000,000      1,000,000      1,075,310      1,000,000      1,059,690
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 7.65%,
      DUE 3-10-05                                           250,000        249,726        272,890
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 7.65%,
      DUE 3-10-05                                           500,000                                      499,453        533,280
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 7.76%,
      DUE 5-05-05                                           275,000        275,000        289,328        275,000        280,802
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 7.95%,
      DUE 11-25-19                                          174,663                                      177,665        177,446
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 8.35%,
      DUE 11-10-99                                        1,600,000      1,590,031      1,733,504      1,590,031      1,700,000
    FEDERAL NATIONAL MORTGAGE ASSOCIATION BONDS, 8.70%,
      DUE 6-10-99                                           750,000        750,000        816,562        750,000        797,107
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      7.50%, DUE 6-20-02                                    300,907        272,887        305,417
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      7.50%, DUE 6-20-02                                    203,718                                      184,749        205,666
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.00%, DUE 1-20-02                                     38,696         36,614         39,690
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.00%, DUE 2-20-02                                     28,438                                       26,908         29,082
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.00%, DUE 5-20-02                                    129,979        123,866        133,325
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.00%, DUE 5-20-02                                    102,869                                       98,031        105,207
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.25%, DUE 3-15-02                                    236,475        235,434        247,764
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.25%, DUE 3-15-02                                    174,662                                      173,893        180,373
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.50%, DUE 12-15-01                                   100,133         97,381        104,307
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.50%, DUE 12-15-01                                    60,806                                       59,135         63,189
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.50%, DUE 7-20-01                                     16,637         16,816         17,195
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.50%, DUE 7-20-01                                     12,488                                       12,621         12,901
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.50%, DUE 9-20-01                                     56,846         56,818         58,751
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      8.50%, DUE 9-20-01                                     40,362                                       40,342         41,696
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      9.00%, DUE 12-20-01                                    36,558         36,625         38,161
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      9.00%, DUE 12-20-01                                    26,431                                       26,479         27,553
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      9.50%, DUE 10-15-08                                   183,125        180,779        192,835
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      9.50%, DUE 10-15-08                                   150,557                                      148,628        159,052
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      9.50%, DUE 6-20-03                                     98,715         97,997        103,091
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      9.50%, DUE 6-20-03                                     72,921                                       72,391         76,410
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      10.00%, DUE 3-20-03                                    48,172         48,259         50,276
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      10.00%, DUE 3-20-03                                    28,775                                       28,827         30,130
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      10.50%, DUE 2-20-03                                    59,500         60,028         62,513
    GOVERNMENT NATIONAL MORTGAGE ASSOCIATION POOLS,
      10.50%, DUE 2-20-03                                    44,602                                       44,998         46,712
    ISRAEL STATE, UNITED STATES GOVERNMENT
      GUARANTEED BOND, 5.25%, DUE 3-15-98                 1,000,000      1,007,344        984,000      1,007,344        989,200
    ISRAEL STATE, UNITED STATES GOVERNMENT
      GUARANTEED BOND, 5.25%, DUE 9-15-00                 1,000,000        994,230        963,400        994,230        964,100
    SMALL BUSINESS ADMINISTRATION POOLS, 5.75%,
      DUE 1-01-04                                           636,232        636,232        620,326
    SMALL BUSINESS ADMINISTRATION POOLS, 5.75%,
      DUE 1-01-04                                           571,174                                      571,174        554,039
    SMALL BUSINESS ADMINISTRATION POOLS, 6.54%,
      DUE 12-10-05                                          750,000                                      750,000        731,250
    SMALL BUSINESS ADMINISTRATION POOLS, 7.05%, `
      DUE 9-01-12                                           880,335        880,335        869,331
    SMALL BUSINESS ADMINISTRATION POOLS, 7.35%,
      DUE 8-01-05                                           250,000        250,000        253,750        250,000        252,250
    SMALL BUSINESS ADMINISTRATION POOLS, 7.40%,
      DUE 8-01-12                                           906,183        906,183        930,378
    SMALL BUSINESS ADMINISTRATION POOLS, 7.40%,
      DUE 8-01-12                                           849,005                                      849,005        837,332
    SMALL BUSINESS ADMINISTRATION POOLS, 7.44%,
      DUE 5-01-06                                         1,500,000                                    1,500,000      1,522,500
    SMALL BUSINESS ADMINISTRATION POOLS, 7.45%,
      DUE 12-01-12                                          228,793        228,793        231,081
    SMALL BUSINESS ADMINISTRATION POOLS, 7.45%,
      DUE 12-01-12                                          218,149                                      218,149        214,877
    SMALL BUSINESS ADMINISTRATION POOLS, 7.55%,
      DUE 11-01-12                                          465,577        465,577        472,561
    SMALL BUSINESS ADMINISTRATION POOLS, 7.05%,
      DUE 9-01-12                                           828,550                                      828,550        797,479
    SMALL BUSINESS ADMINISTRATION POOLS, 7.55%,
      DUE 11-01-12                                          422,439                                      422,439        416,631
    SMALL BUSINESS ADMINISTRATION POOLS, 7.60%,
      DUE 1-01-12                                         1,316,017      1,302,060      1,343,259
    SMALL BUSINESS ADMINISTRATION POOLS, 7.60%,
      DUE 1-01-12                                         1,245,501                                    1,231,544      1,242,387
    SMALL BUSINESS ADMINISTRATION POOLS, 8.15%,
      DUE 2-01-15                                           986,647        986,647      1,035,980
    SMALL BUSINESS ADMINISTRATION POOLS, 8.15%,
      DUE 2-01-15                                           949,285                                      949,285        967,321
    SMALL BUSINESS ADMINISTRATION POOLS, 8.20%,
      DUE 2-10-05                                           500,000        499,141        516,250
    SMALL BUSINESS ADMINISTRATION POOLS, 8.20%,
      DUE 2-10-05                                           475,457                                      474,640        485,561
    SMALL BUSINESS ADMINISTRATION POOLS, 8.25%,
      DUE 11-01-11                                          438,748        438,748        473,979
    SMALL BUSINESS ADMINISTRATION POOLS, 8.25%,
      DUE 11-01-11                                          419,107                                      419,107        430,842
    SMALL BUSINESS ADMINISTRATION POOLS, 8.60%,
      DUE 9-01-11                                           199,165        202,153        221,193
    SMALL BUSINESS ADMINISTRATION POOLS, 8.60%,
      DUE 9-01-11                                           180,858                                      183,570        188,996
    SMALL BUSINESS ADMINISTRATION POOLS, 8.625%,
      DUE 2-01-11                                           256,512        256,512        285,138
    SMALL BUSINESS ADMINISTRATION POOLS, 8.625%,
      DUE 2-01-11                                           235,513                                      235,512        245,875
    SMALL BUSINESS ADMINISTRATION POOLS, 8.70%,
      DUE 12-01-09                                          958,000        948,500      1,039,430
    SMALL BUSINESS ADMINISTRATION POOLS, 8.70%,
      DUE 12-01-09                                          901,503                                      892,003        934,408
    SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
      DUE 1-01-10                                           373,856        373,856        398,156
    SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
      DUE 1-01-10                                           347,494                                      347,494        361,828
    SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
      DUE 8-01-09                                           341,782        341,782        367,415
    SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
      DUE 8-01-09                                           292,206                                      292,206        304,260
    SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
      DUE 11-01-09                                          656,237        656,237        708,736
    SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
      DUE 11-01-09                                          606,388                                      606,388        631,402
    SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
      DUE 8-01-11                                           253,950        261,569        272,362
    SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
      DUE 8-01-11                                           240,463                                      247,677        252,787
    SMALL BUSINESS ADMINISTRATION POOLS, 8.95%,
      DUE 6-01-11                                           421,308        421,308        454,464
    SMALL BUSINESS ADMINISTRATION POOLS, 8.95%,
      DUE 6-01-11                                           382,587                                      382,587        401,717
    SMALL BUSINESS ADMINISTRATION POOLS, 9.05%,
      DUE 9-01-09                                           482,001        482,001        524,176
    SMALL BUSINESS ADMINISTRATION POOLS, 9.05%,
      DUE 9-01-09                                           421,498                                      421,498        444,680
    SMALL BUSINESS ADMINISTRATION POOLS, 9.10%,
      DUE 10-01-09                                          859,639        843,856        937,007
    SMALL BUSINESS ADMINISTRATION POOLS, 9.10%,
      DUE 10-01-09                                          771,302                                      755,519        809,867
    SMALL BUSINESS ADMINISTRATION POOLS, 9.15%,
      DUE 7-01-11                                           610,543        610,543        665,491
    SMALL BUSINESS ADMINISTRATION POOLS, 9.15%,
      DUE 7-01-11                                           554,096                                      554,096        588,727
    SMALL BUSINESS ADMINISTRATION POOLS, 9.25%,
      DUE 6-01-10                                           479,604        479,604        523,968
    SMALL BUSINESS ADMINISTRATION POOLS, 9.25%,
      DUE 6-01-10                                           446,903                                      446,903        475,393
    SMALL BUSINESS ADMINISTRATION POOLS, 9.45%,
      DUE 2-01-10                                           409,329        409,329        448,215
    SMALL BUSINESS ADMINISTRATION POOLS, 9.45%,
      DUE 2-01-10                                           381,077                                      381,077        405,847
    SMALL BUSINESS ADMINISTRATION POOLS, 9.50%,
      DUE 4-01-10                                           659,776        659,363        724,104
    SMALL BUSINESS ADMINISTRATION POOLS, 9.50%,
      DUE 4-01-10                                           567,776                                      567,421        607,520
    SMALL BUSINESS ADMINISTRATION POOLS, 9.65%,
      DUE 5-01-10                                           571,730        571,730        633,191
    SMALL BUSINESS ADMINISTRATION POOLS, 9.65%,
      DUE 5-01-10                                           517,424                                      517,424        554,938
    ALASKA STATE HOUSING FINANCE CORP., 9.25%,
      DUE 6-01-01                                           725,000        728,625        738,500
TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                   78,652,888     80,488,586     80,390,770     81,657,383

CORPORATE NONCONVERTIBLE SECURITIES - 1995, 49.8%,;
  1996, 49.8%
  CONSUMER NONDURABLES - 1995, 3.6%; 1996, 4.1%
    BEVERAGES:
      PEPSI CO., INC., 7.625%, DUE 11-01-98                 750,000       748,185         781,875

    COSMETICS:
      GILLETTE CO., 6.25%, DUE 8-15-03                    2,000,000     1,954,760       1,990,600      1,954,760      1,966,200

    FOOD:
      ARCHER DANIELS MIDLAND CO., 6.25%, DUE 5-15-03        250,000       247,623         248,225
      CAMPBELL SOUP CO., 9.00%, DUE 11-01-97                500,000       498,700         529,400        498,700        515,800
      MCDONALD'S CORP., 8.75%, DUE 11-15-00               1,200,000     1,198,032       1,327,812      1,198,032      1,298,208
      SARA LEE CORPORATION, 5.60%, DUE 1-23-06            1,250,000                                    1,212,217      1,136,250
      SARA LEE CORPORATION, 6.45%, DUE 9-26-05            1,000,000     1,000,000         964,500      1,000,000        989,300
      SARA LEE CORPORATION, 6.45%, DUE 9-26-05            1,000,000                                      963,350        989,300
    TOTAL FOOD                                                          2,944,355       3,069,937      4,872,299      4,928,858

  TOTAL CONSUMER NONDURABLES                                            5,647,300       5,842,412      6,827,059      6,895,058

SERVICES - 1995, 6.6%; 1996, 5.5%
  RETAIL:
    ALBERTSON'S INC., 6.18%, DUE 3-22-00                  1,000,000     1,000,000         983,800      1,000,000      995,700
    ALBERTSON'S INC., 6.375%, DUE 6-01-00                   825,000       825,000         835,230
    DILLARD DEPARTMENT STORES INC., 6.875%, DUE 6-01-05     825,000       818,252         838,241        818,251      828,910
    KMART, 8.00%, DUE 12-13-01                            1,250,000     1,250,000       1,335,750
    PENNEY J.C., INC., 5.375%, DUE 11-15-98               1,000,000       997,180         975,300        997,180      988,200
    PENNEY J.C., INC., 6.125%, DUE 11-15-03               2,500,000     2,444,520       2,452,000      2,444,520    2,425,750
    PENNEY J.C., INC., 7.375%, DUE 8-15-08                1,000,000                                      999,590    1,017,500
    WALMART STORES INC., 6.125%, DUE 10-01-99             1,000,000       959,230       1,000,800        959,230    1,000,300
    WAL MART STORES INC., 6.50%, 6-01-03                  1,000,000     1,000,500       1,007,700      1,000,500    1,004,200
  TOTAL RETAIL                                                          9,294,682       9,428,821      8,219,271    8,260,560

  HEALTH CARE:
    LILLY ELI & CO., 6.25%, DUE 3-15-03                     850,000       789,420         853,740        789,421      834,190
    PFIZER, INC. 6.5%, DUE 2-01-97                          500,000       499,845         504,000
    TOTAL SERVICES                                                     10,583,947      10,786,561      9,008,692    9,094,750

CONSUMER DURABLES - 1995, 2.0%; 1996, 1.8%
  BUILDING:
    ILLINOIS TOOL WORKS INC., 5.875%, DUE 3-01-00         2,005,000    2,003,912        1,975,928      2,003,912    1,969,110
    WEYERHAEUSER CO., 8.53%, DUE 4-21-97                    250,000      250,000           257,95
  TOTAL BUILDING                                                       2,253,912        2,233,878      2,003,912    1,969,110

  FURNITURE:
    LEGGETT & PLATT INC., 6.10%, DUE 9-09-03              1,000,000    1,000,000          961,940      1,000,000      954,150
TOTAL CONSUMER DURABLES                                                3,253,912        3,195,818      3,003,912    2,923,260

CAPITAL GOODS - 1995, 0.3%; 1996, 0.6%
  OFFICE EQUIPMENT:
    AVERY DENNISON CORP., 8.22%, DUE 8-15-96                500,000      499,885          507,750
    XEROX CORP, 7.15%, DUE 8-01-04                        1,000,000                                      957,350    1,012,800

TOTAL CAPITAL GOODS                                                      499,885          507,750        957,350    1,012,800

BASIC MATERIALS - 1995, 2.5%; 1996, 2.5%
  CHEMICALS:
    DU PONT, (E.I.) DE NEMOURS & CO. INC., 6.21%,
      DUE 10-11-00                                          500,000      500,000          501,850        500,000      499,100
    DU PONT, (E.I.) DE NEMOURS & CO. INC., 9.15%,
      DUE 4-15-00                                           250,000      244,425          278,900
    DOW CHEMICAL CO., 9.35%, DUE 3-15-02                    400,000                                      400,000      433,240

  METALS:
    ALUMINUM COMPANY OF AMERICA, 5.75%, DUE 2-01-01       1,000,000      970,080          985,000        970,080      975,700

  OIL AND GAS:
    AMOCO CANADA PETROLEUM CO., 7.25%, DUE 12-01-02         715,000      712,469          754,468        712,469      747,676
    DRESSER INDUSTRIES INC., 6.25%, DUE 6-01-00             500,000      494,780          500,750        494,780      498,850
  TOTAL OIL AND GAS                                                    2,921,754        3,020,968      3,077,329    3,154,566

  PAPER AND FORESTRY PRODUCTS:
    INTERNATIONAL PAPER CO., 8.05%, 3-25-99               1,000,000    1,001,000        1,056,100      1,001,000    1,041,700

TOTAL BASIC MATERIALS                                                  3,922,754        4,077,068      4,078,329    4,196,266

TRANSPORTATION - 1995, 3.8%; 1996, 3.9%
  AEROSPACE:
    BOEING COMPANY, 6.35%, DUE 6-15-03                      500,000      499,350          500,200
    BOEING COMPANY, 6.35%, DUE 6-15-03                      750,000                                      749,025      743,925

  RAILROAD:
    NORFOLK & WESTERN RAILWAY CO., EQUIP.
      TRUST CERTIFICATE, 8.125%, DUE 11-15-02             1,320,000    1,291,094        1,457,808      1,291,094    1,432,860
    UNION PACIFIC CORP., 6.25%, DUE 3-15-99               1,000,000    1,000,000        1,000,500      1,000,000    1,000,300
    UNION PACIFIC CORP., 7.875%, DUE 2-15-02              1,000,000    1,000,000        1,075,700      1,000,000    1,053,420
    UNION PACIFIC RAILROAD CO., 6.15%, DUE 4-01-03          750,000      725,520          746,850        725,520      741,750
    UNION PACIFIC RAILROAD CO., EQUIP. TRUST NO.2
      SERIES 88, 7.01%, DUE 6-01-04                       1,500,000                                    1,500,000    1,535,475
    UNION PACIFIC RAILROAD CO., EQUIP. TRUST NO.2
      SERIES 88, 9.0%, DUE 6-15-99                          400,000      396,436          439,280
  TOTAL RAILROAD                                                       4,413,050        4,720,138      5,516,614    5,763,805

  TRUCKING:
    YELLOW CORPORATION, 5.7%, DUE 10-05-00                1,000,000    1,000,000          954,610
  TOTAL TRANSPORTATION                                                 5,912,400        6,174,948      6,265,639    6,507,730

  UTILITIES - 1995, 26.3%; 1996, 21.5%
    COMMUNICATION:
      AMERICAN TELEPHONE & TELEGRAPH CO., 7.0%,
        DUE 5-15-05                                       1,000,000      991,510        1,040,800
      BELLSOUTH TELECOMMUNICATIONS, 6.25%, DUE 5-15-03    1,500,000    1,493,355        1,498,200      1,493,355    1,475,625
      BELL TELEPHONE OF PENNSYLVANIA, 6.125%,
        DUE 3-15-03                                       1,000,000      989,000          982,800        989,000      984,700
      GTE CALIFORNIA INC., 5.625%, DUE 2-01-01            1,500,000    1,482,885        1,456,500      1,482,885    1,455,600
      GTE CALIFORNIA INC., 6.75%, DUE 3-15-04             1,850,000    1,793,929        1,862,765      1,793,929    1,851,850
      NEW YORK TELEPHONE CO., 5.875%, DUE 9-1-03            700,000      690,585          671,790
      PACIFIC BELL TELEPHONE CO., 6.25%, DUE 3-01-05      1,000,000                                      995,910      960,000
      PACIFIC BELL TELEPHONE CO., 7.25%, DUE 7-01-02        750,000      746,962          786,900
      SOUTHERN NEW ENGLAND TELECOM CORP., 7.00%,
        DUE 8-15-05                                         750,000      742,035          774,000        742,035      756,225
      SOUTHWESTERN BELL TELEPHONE COMPANY, 5.75%,
        DUE 9-01-04                                       1,000,000      996,430          948,800        996,430      936,400
      SOUTHWESTERN BELL TELEPHONE COMPANY, 5.77%,
        DUE 10-14-03                                        500,000      500,000          475,000        500,000      475,700
      SOUTHWESTERN BELL TELEPHONE COMPANY, 6.125%,
        DUE 3-12-01                                         500,000      500,000          492,100        500,000      493,600
      UNITED TELEPHONE COMPANY OF FLORIDA, 6.25%,
        DUE 5-15-03                                       1,500,000    1,487,925        1,474,350      1,487,925    1,480,200
      US WEST COMMUNICATIONS INC., 6.125%,
        DUE 11-15-05                                        325,000                                      320,125      310,148
      US WEST COMMUNICATIONS INC., 6.375%,
        DUE 10-15-02                                        250,000      249,300          250,900        249,300      248,600
    TOTAL COMMUNICATION                                               12,663,916       12,714,905     11,550,894   11,428,648

    ELECTRIC:
      ALABAMA POWER CO., 6.85%, DUE 8-01-02                  97,500      960,375        985,433
      CAROLINA POWER & LIGHT, 5.00%, DUE 9-15-98          1,500,000    1,497,555      1,453,800        1,497,555    1,478,700
      CAROLINA POWER & LIGHT CO., 7.875%, DUE 4-15-04       500,000                                      495,220      533,050
      DELMARVA POWER & LIGHT CO., 7.50%, DUE 5-01-99      1,000,000      995,140      1,038,800          995,140    1,032,000
      DUKE POWER CO., 7.00%, DUE 6-01-00                  2,500,000    2,425,825      2,555,500        2,425,825    2,540,625
      EMERSON ELECTRIC CO., 6.30%, DUE 11-01-05           1,850,000    1,843,135      1,833,720
      EMERSON ELECTRIC CO., 6.30%, DUE 11-01-05           3,000,000                                    2,988,870    2,908,200
      FLORIDA POWER & LIGHT, 5.375%, DUE 4-01-00          1,000,000      997,020        977,200          997,020      967,500
      FLORIDA POWER & LIGHT, 5.50%, DUE 7-01-99           1,000,000      987,500        985,000          987,500      981,800
      FLORIDA POWER & LIGHT, 5.70%, DUE 3-05-98           1,000,000    1,000,000        997,700        1,000,000      997,700
      GEORGIA POWER CO., 6.125%, DUE 9-01-99              1,000,000      983,620        996,400          983,620      997,500
      IDAHO POWER CO., 6.40%, DUE 5-01-03                 1,500,000    1,497,795      1,495,500        1,497,795    1,476,600
      KANSAS CITY POWER & LIGHT COMPANY, 5.6%,
        DUE 3-10-9                                          750,000      750,000        743,775
      KANSAS CITY POWER & LIGHT COMPANY, 6.50%,
        DUE 1-02-01                                       1,000,000    1,000,000        998,900        1,000,000    1,002,000
      KANSAS CITY POWER & LIGHT COMPANY, 6.50%,
        DUE 2-14-00                                       1,000,000    1,000,000      1,004,400
      KANSAS CITY POWER & LIGHT COMPANY, 6.65%,
        DUE 6-06-02                                         950,000      950,000        954,180
      KANSAS CITY POWER & LIGHT COMPANY, 7.15%,
        DUE 5-14-99                                       1,000,000    1,000,000      1,028,100        1,000,000    1,024,700
      MONOGAHELA POWER COMPANY, 5.625%, DUE 4-01-00       2,500,000    2,447,475      2,452,750
      MONOGAHELA POWER COMPANY, 5.625%, DUE 4-01-00       1,750,000                                    1,703,595    1,715,700
      SOUTHERN CALIFORNIA EDISON CO., 6.125%,
        DUE 7-15-97                                       2,500,000    2,485,937      2,509,000
      SOUTHERN CALIFORNIA EDISON CO., 6.25%,
        DUE 6-15-03                                         250,000      250,000        247,000
      UNION ELECTRIC CO., 6.75%, DUE 10-15-99             1,000,000      995,480      1,019,700          995,480    1,016,400
    TOTAL ELECTRIC                                                    24,066,857     24,276,858       18,567,620   18,672,475

    GAS:
      NORTHERN ILLINOIS GAS CO., 5.5%, DUE 2-1-97         1,000,000      994,980        994,900
      NORTHWEST NATURAL GAS COMPANY, 5.98%, DUE 12-15-00  1,000,000    1,000,000        962,000        1,000,000      982,700
      SOUTHERN CALIFORNIA GAS CO., 6.50%, DUE 12-15-97    1,000,000      999,400      1,009,500          999,400    1,000,000
    TOTAL GAS                                                          2,994,380      2,966,400        1,999,400    1,982,700

    DIVERSIFIED:
      BALTIMORE GAS & ELECTRIC CO., 6.50%, DUE 2-15-03    1,000,000      988,450      1,005,000          988,450      997,800
      CONSOLIDATED EDISON CO. OF NEW YORK, 6.625%,
        2-01-02                                             750,000      742,358        757,725          742,358      753,675
      CONSOLIDATED EDISON CO. OF NEW YORK, 6.625%,
        7-01-05                                           1,000,000                                      998,840      986,600
      PACIFIC GAS & ELECTRIC COMPANY, 6.25%,
        DUE 3-01-04                                       1,000,000    1,000,000        974,600        1,000,000      973,600
    TOTAL DIVERSIFIED                                                  2,730,808      2,737,325        3,729,648    3,711,675

TOTAL UTILITIES                                                       42,455,961     42,695,488       35,847,562   35,795,498

FINANCE - 1995, 4.1%; 1996, 3.3%
  CHEVRON CANANDA FINANCE LTD., 5.60%, DUE 4-01-98        1,250,000    1,249,063      1,242,125        1,249,063    1,245,125
  EXXON CAPITAL CORP., 7.875%, DUE 4-15-96                  750,000      746,168        757,500
  NYNEX CAPITAL FUNDING CO., 8.75%, DUE 12-01-04          2,000,000    1,995,000      2,287,000        1,995,000    2,212,500
  SOUTHWESTERN BELL CAPITAL CORP., 6.65%, DUE 7-14-98       975,000      975,000        989,527
  SOUTHWESTERN BELL CAPITAL CORP., 6.65%, DUE 7-14-98       900,000                                      900,000      912,420
  SOUTHWESTERN BELL CAPITAL CORP., 7.25%, DUE 7-24-00       500,000      500,000        516,700          500,000      513,950
  TEXACO CAPITAL INC., 8.24%, DUE 10-15-01                  500,000      500,500        543,500          500,500      538,100
  U.S. WEST CAPITAL FUNDING, INC., 8.0%, DUE 10-15-96       350,000      327,107        356,720
TOTAL FINANCE                                                          6,292,838      6,693,072        5,144,563    5,422,095

OTHER - 1995, 0.6%; 1996, 6.6%
  BANKERS' TRUST NEW YORK CORP., 8.00%, DUE 3-15-97         450,000                                      388,282      454,095
  ENGLEHARD CORP., 7.00%, DUE 8-01-01                     1,000,000                                      998,060    1,020,800
  GTE CORP., 9.375%, DUE 12-01-00                           500,000                                      497,750      550,500
  GTE SOUTH, 6.00%, DUE 2-15-08                           1,000,000                                      993,250      925,700
  HARVARD UNIVERSITY MASSACHUSETTS, 8.125%, DUE 4-15-07     150,000                                      149,210      164,185
  INTERNATIONAL BUSINESS MACHINES CORP., 7.50%,
    DUE 6-15-13                                             500,000                                      497,355      516,250
  IOWA ELECTRIC LIGHT & POWER COMPANY, 6.00%,
    DUE 10-01-08                                            500,000                                      492,720      459,650
  MARSH & MCLENNAN COS. INC. CP., 5.30%, DUE 11-05-96       500,000                                      499,632      499,632
  NYNEX CORP., 6.25%, DUE 3-15-03                         1,000,000                                      967,900      976,250
  PUBLIC SERVICE COMPANY OF OKLAHOMA, 6.02%, DUE 3-01-01  1,500,000                                    1,476,275    1,479,750
  SYSCO CORPORATION, 7.00%, DUE 5-01-06                   1,000,000                                    1,000,000    1,018,700
  TAMBRANDS, INC., 4.65%, DUE 1-21-97                     1,000,000      994,150        987,200
  TENNESSEE GAS PIPELINE CO., 9.00%, DUE 1-15-97            400,000                                      366,404      402,376
  TEXAS INSTRUMENTS INC., 6.125%, DUE 2-01-06               500,000                                      465,240      474,450
  UNION PACIFIC RESOURCES GROUP, 7.00%, DUE 10-15-06      1,000,000                                      994,120    1,011,300
  WEST TEXAS UTILITIES COMPANY, 6.375%, DUE 10-01-05      1,000,000                                      988,100      963,500
TOTAL OTHER                                                              994,150        987,200       10,774,298   10,917,138

TOTAL CORPORATE NONCONVERTIBLE SECURITIES                             79,563,147     80,960,317       81,907,404   82,764,595

SHORT-TERM MONEY MARKET FUND - 1995, 0.7%; 1996, 1.1%
  SHORT TERM MONEY MARKET FUND OF UMB BANK, n.a.          1,087,960    1,087,960      1,087,960
  SHORT TERM MONEY MARKET FUND OF UMB BANK, n.a.          1,804,054                                    1,804,054    1,804,054
TOTAL SHORT-TERM MONEY MARKET FUND                                     1,087,960      1,087,960        1,804,054    1,804,054

TOTAL INVESTMENTS HELD                                              $159,303,995   $162,536,863     $164,102,228 $166,226,032

*Face Value or Number of Units



























































                            STATEMENTS OF OPERATIONS

                                                Year Ended October 31

                                          1994           1995          1996

INVESTMENT INCOME
  Interest                            $11,260,248   $  9,951,449   $11,618,424
  Audit expense                            11,065         11,212         9,826
    Net Investment Income              11,249,183      9,940,237    11,608,598

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
  Realized gain (loss) on
    investments sold, matured
    or redeemed:
    Proceeds                           63,581,715     64,769,427    77,110,680
    Cost of investments                63,147,715     64,508,442    77,583,349
    Net realized gain (loss)
      on investments sold,
      matured or redeemed                 434,000        260,985      (472,669)

  Unrealized gain (loss) on
    investments
    Beginning of year                  10,855,450     (7,160,638)    3,232,868
    End of year                        (7,160,638)     3,232,868     2,123,804
      Net unrealized gain
        (loss) on investments         (18,016,088)    10,393,506    (1,109,064)

      Net realized and unrealized
        gain (loss) on investments    (17,582,088)    10,654,491    (1,581,733)

NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  OPERATIONS                          $(6,332,905)   $20,594,728   $10,026,865

TOTAL EXPENSE AS A PERCENT
  OF NET INVESTMENT INCOME                   0.10%          0.11%         0.08%


























                                  STATEMENTS OF PARTICIPANTS' INTEREST




                                                                         Year Ended October 31
                                                      1994                         1995                        1996
                                               Units        Amount         Units         Amount         Units         Amount

PARTICIPANTS' INTEREST, Beginning of year    3,386,320   $179,056,362    3,148,300    $160,657,602    2,825,108    $164,323,270

FROM INVESTMENT ACTIVITIES
  Net investment income                                    11,249,183                    9,940,237                   11,608,598
  Net realized gain (loss) on sale of
    investments sold, matured or redeemed                     434,000                      260,985                     (472,669)
  Net unrealized gain (loss) on investments               (18,016,088)                  10,393,506                   (1,109,064)
  Net increase (decrease) from
    investment activities                                  (6,332,905)                  20,594,728                   10,026,865

FROM PARTICIPATING UNIT TRANSACTIONS
    Issuance of units                          475,749     24,842,643      397,916      21,483,446      821,838      47,562,094
    Redemption of units                       (713,769)   (36,908,498)    (721,108)    (38,412,506)    <894,140)    (52,937,735)
    Net increase (decrease) from
      participating unit transactions         (238,020)   (12,065,855)    (323,192)    (16,929,060)     (72,302)     (5,375,641)

PARTICIPANTS' INTEREST, End of year          3,148,300   $160,657,602    2,825,108    $164,323,270    2,752,806    $168,974,494

NET ASSET VALUE PER PARTICIPATING UNIT                         $51.03                       $58.17                       $61.38




































                       STATEMENTS OF ASSETS AND LIABILITIES


                                                 October 31
                                       1995                     1996
                                 Cost        Market        Cost       Market

ASSETS
  Investments:
    United States Government
      and Agency Obligations  $23,088,048  $23,093,688  $12,130,715 $12,134,323
    Commercial paper           36,648,284   36,648,284   29,525,599  29,525,599
    Short-term money market
      fund                      5,585,759    5,585,759    2,501,655   2,501,655

                              $65,322,091   65,327,731  $44,157,969  44,161,577

    Interest receivable                        411,057                  173,726

                                            65,738,788               44,335,303

  LIABILITIES
    Audit fee payable                            4,056                    2,750

  PARTICIPANTS' INTEREST,
    Equivalent to $47.41
    per unit on 1,386,619
    units outstanding in
    1995 and $50.10 per
    unit on 884,822 units
    outstanding in 1996                    $65,734,732              $44,332,553

































                                   STATEMENTS OF INVESTMENTS HELD

                                                                                              October 31
                                                         Value or                1995                          1996
                                                         Units*           Cost          Market          Cost          Market

UNITED STATES GOVERNMENTS AND AGENCY
  OBLIGATIONS 1995, 35.3%; 1996, 27.4%
  FEDERAL AGRICULTURE MORTGAGE, DISCOUNT NOTE,
    DUE 11-06-95                                          3,000,000    $ 2,975,863    $ 2,975,863
  FEDERAL FARM CREDIT BANK, 5.34%, DUE 12-02-96           1,000,000                                  $ 1,000,000    $ 1,000,000
  FEDERAL FARM CREDIT BANK, 5.40%, DUE 12-02-96           1,000,000                                      998,438      1,000,000
  FEDERAL FARM CREDIT BANK, 5.43%, DUE 3-03-97              500,000                                      500,000        499,928
  FEDERAL FARM CREDIT BANK, 5.45%, DUE 11-01-96             500,000                                      500,000        500,155
  FEDERAL FARM CREDIT BANK, DISCOUNT NOTE, DUE 12-01-95   3,000,000      2,966,542      2,966,542
  FEDERAL  HOME LOAN BANK, 6%, DUE 10-16-96               3,000,000      3,000,000      3,005,640
  FEDERAL  HOME LOAN BANK, DISCOUNT NOTE, DUE 11-09-95    1,000,000        996,409        996,409
  FEDERAL  HOME LOAN BANK, DISCOUNT NOTE, DUE 11-22-95      865,000        852,890        852,890
  FEDERAL  HOME LOAN BANK, DISCOUNT NOTE, DUE 12-06-95    1,000,000        991,320        991,320
  FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE,
    DUE 11-27-95                                          2,000,000      1,975,200      1,975,200
  FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE,
    DUE 12-04-95                                          3,000,000      2,953,456      2,953,456
  FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE,
    DUE 11-12-96                                          2,000,000                                    1,981,327      1,981,327
  FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE,
    DUE 11-13-96                                          1,000,000                                      992,528        992,528
  FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE,
    DUE 11-19-96                                          2,000,000                                    1,992,525      1,992,525
  FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE,
    DUE 12-11-96                                          2,000,000                                    1,985,885      1,985,885
  FEDERAL NATIONAL MORTGAGE ASSOCIATION, DISCOUNT NOTE,
    DUE 11-29-95                                          3,000,000      3,553,935      3,553,935
  FEDERAL NATIONAL MORTGAGE ASSOCIATION, DISCOUNT NOTE,
    DUE 12-13-96                                          2,000,000                                    1,981,547      1,981,547
  UNITED STATES TREASURY BILL, DUE 4-04-96                3,000,000      2,822,433      2,822,433
  UNITED STATES TREASURY BILL, DUE 1-09-97                    1,000                                          988            988
  UNITED STATES TREASURY BILL, DUE 11-21-96                 200,000                                      197,477        199,440
TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                   23,088,048     23,093,688    12,130,7155     12,134,323

COMMERCIAL PAPER 1995, 56.1%; 1996, 66.9%
  ABBOTT LABORATORIES, DISCOUNT COMMERCIAL PAPER,
    DUE 11-10-95                                          3,000,000      2,985,301      2,985,301
  AMERICAN EXPRESS CO., DISCOUNT COMMERCIAL PAPER,
    DUE 11-21-95                                          2,000,000      1,991,117      1,991,117
  AMERITECH, DISCOUNT COMMERCIAL PAPER, DUE 11-13-96      2,000,000                                    1,990,430      1,990,430
  ANHEUSER-BUSCH, DISCOUNT COMMERCIAL PAPER,
    DUE 11-16-95                                          3,000,000      2,982,960      2,982,960
  ARCHER DANIELS, DISCOUNT COMMERCIAL PAPER,
    DUE 11-05-96                                          2,000,000                                    1,997,951      1,997,951
  CHEVRON OIL FINANCE CO., DISCOUNT COMMERCIAL PAPER,
    DUE 12-06-95                                          3,000,000      2,979,100      2,979,100
  BELLSOUTH TELECOMMUNICATIONS, DISCOUNT COMMERCIAL
    PAPER, DUE 12-03-96                                   1,700,000                                    1,691,126      1,691,126
  DUPONT, DISCOUNT COMMERCIAL PAPER, DUE 11-21-95           500,000        497,234        497,234
  DUPONT, DISCOUNT COMMERCIAL PAPER, DUE 12-5-96          2,000,000                                    1,985,500      1,985,500
  HEINZ, (HJ) CO., DISCOUNT COMMERCIAL  PAPER,
    DUE 11-01-95                                          3,000,000      2,983,317      2,983,317
  HEINZ, (HJ) CO., DISCOUNT COMMERCIAL  PAPER,
    DUE 12-04-96                                          2,000,000                                    1,985,417      1,985,417
  HERSHEYS FOODS CORP, DISCOUNT COMMERCIAL PAPER,
    DUE 11-25-96                                          2,000,000                                    1,989,869      1,989,869
  HEWLETT PACKARD COMPANY, DISCOUNT COMMERCIAL PAPER,
    DUE 11-07-95                                          3,000,000      2,957,382      2,957,382
  HEWLETT PACKARD COMPANY, DISCOUNT COMMERCIAL PAPER,
    DUE 11-06-96                                          2,000,000                                    1,989,167      1,989,167
  KENTUCKY ENERGY, DISCOUNT COMMERCIAL PAPER,
    DUE 11-27-95                                          1,000,000        995,040        995,040
  LACLEDE GAS, DISCOUNT COMMERCIAL PAPER, DUE 11-22-95      300,000        298,281        298,281
  LACLEDE GAS, DISCOUNT COMMERCIAL PAPER, DUE 11-04-96    1,000,000                                      995,142        995,142
  LACLEDE GAS, DISCOUNT COMMERCIAL PAPER, DUE 11-06-96    1,000,000                                      992,950        992,950
  MERCK & CO, DISCOUNT COMMERCIAL PAPER, DUE 12-06-96     2,000,000                                    1,989,311      1,989,311
  MINNESOTA MINING & MANUFACTURING, DISCOUNT COMMERCIAL
    PAPER, DUE 11-07-95                                   2,000,000      1,971,588      1,971,588
  MOTOROLA, DISCOUNT COMMERCIAL PAPER, DUE 12-08-95       1,000,000        993,215        993,215
  MOTOROLA, DISCOUNT COMMERCIAL PAPER, DUE 11-18-96       2,000,000                                    1,989,001      1,989,001
  PROGRESSIVE CAPITAL HOLDINGS, INC., DISCOUNT
    COMMERCIAL PAPER, DUE 11-29-95                        3,100,000      3,083,195      3,083,195
  RAYTHEON CO., DISCOUNT COMMERCIAL PAPER, DUE 11-20-95   3,000,000      2,981,410      2,981,410
  SOUTH CAROLINA, DISCOUNT COMMERCIAL PAPER,
    DUE 11-04-96                                          2,000,000                                    1,989,989      1,989,989
  SOUTHWESTERN BELL CAPITAL COMPANY, DISCOUNT
    COMMERCIAL PAPER, DUE 11-08-95                        2,000,000      1,987,017      1,987,017
  SOUTHWESTERN BELL TELEPHONE, DISCOUNT COMMERCIAL
    PAPER, DUE 11-07-96                                   2,000,000                                    1,984,927      1,984,927
  TEXACO INC., DISCOUNT COMMERCIAL PAPER, DUE 11-09-95    2,000,000      1,991,102      1,991,102
  TOYS 'R' US INC., DISCOUNT COMMERCIAL PAPER,
    DUE 11-15-95                                          2,000,000      1,988,600      1,988,600
  WALMART, DISCOUNT COMMERCIAL PAPER, DUE 11-22-96        2,000,000                                    1,987,289      1,987,289
  WALT DISNEY CO, DISCOUNT COMMERCIAL PAPER,
    DUE 12-16-96                                          2,000,000                                    1,984,019      1,984,019
  WEYERHAUSER, DISCOUNT COMMERCIAL PAPER, DUE 11-01-95    3,000,000      2,982,425      2,982,425
  WEYERHAUSER, DISCOUNT COMMERCIAL PAPER, DUE 11-26-96    2,000,000                                    1,983,511      1,983,511
TOTAL COMMERCIAL PAPER                                                  36,648,284     36,648,284     29,525,599     29,525,599

SHORT TERM MONEY MARKET FUND - 1995, 8.6%; 1996, 5.7%
  SHORT TERM MONEY MARKET FUND OF UMB BANK, n.a.          5,585,759      5,585,759      5,585,759
  SHORT TERM MONEY MARKET FUND OF UMB BANK, n.a.          2,501,655                                    2,501,655      2,501,655
TOTAL SHORT TERM MONEY MARKET FUND                                       5,585,759      5,585,759      2,501,655      2,501,655

                                                                       $65,322,091    $65,327,731    $44,157,969    $44,161,577

*Face Value or Number of Units


























                          STATEMENTS OF OPERATIONS

                                              Year Ended October 31
                                        1994           1995          1996

INVESTMENT INCOME
  Interest                          $  2,409,792   $  3,834,915  $  2,963,509
  Audit expense                            4,725          4,050         2,744
    Net Investment Income              2,405,067      3,830,865     2,960,765

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS
  Realized gain on investments
    sold, matured or redeemed:
    Proceeds                         265,121,325    494,570,364   555,983,956
    Cost of investments              265,121,012    494,548,802   556,011,916
      Net realized gain (loss)
        on investments sold,
        matured or redeemed                  313         21,562       (27,960)

  Unrealized gain (loss) on
    investments
    Beginning of year                      4,846        (47,188)        5,640
    End of year                          (47,188)         5,640         3,608
      Net unrealized gain
        (loss) on investments            (52,034)        52,828        (2,032)

  Net realized and unrealized
    gain (loss) on investments           (51,721)        74,390       (29,992)

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS         $  2,353,346   $  3,905,255   $  2,930,773

TOTAL EXPENSE AS A PERCENT OF
  NET INVESTMENT INCOME                     0.20%          0.11%          0.09%






























                              STATEMENTS OF PARTICIPANTS' INTEREST

                                                                        Year Ended October 31
                                                      1994                      1995                      1996
                                               Units        Amoun        Units         Amount      Units        Amount

PARTICIPANTS' INTEREST, Beginning of year    1,524,863   $ 65,558,022  1,354,317   $ 60,527,868  1,386,619   $ 65,734,732

FROM INVESTMENT ACTIVITIES
  Net investment income                                     2,405,067                 3,830,865                 2,960,765
  Net realized gain (loss) on sale of
    investments sold, matured or redeemed                         313                    21,562                   (27,960)
  Net unrealized gain (loss) on
    investments                                               (52,034)                   52,828                    (2,032)
    Net increase from investment
      activities                                            2,353,346                 3,905,255                 2,930,773

FROM PARTICIPATING UNIT TRANSACTIONS
  Issuance of units                            679,203     29,640,782    861,189     39,394,576    317,334     15,456,701
  Redemption of units                         (849,749)   (37,024,282)  (828,887)   (38,092,967)  (819,131)   (39,789,653)
    Net increase (decrease) from
      participating unit transactions         (170,546)    (7,383,500)    32,302      1,301,609   (501,797)   (24,332,952)

PARTICIPANTS' INTEREST, End of year          1,354,317     60,527,868  1,386,619     65,734,732    884,822     44,332,553

NET ASSET VALUE PER PARTICIPATING UNIT                          44.69                     47.41                     50.10







































NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Bank, as Trustee, are in accordance with the respective Trust Plans and Declarations of the Funds dated December 5, 1955 (as amended on October 10, 1963) and December 27, 1974, and in conformity with generally accepted accounting principles. The significant accounting policies and the nature of operations follow.

Nature of Operations

     The Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts (Funds) provide a means through which funds, held by UMB Bank, n.a. in its capacity as sole fiduciary or co-fiduciary, may be pooled for diversification of investments.

     The Funds are managed by UMB Bank, n.a. under regulation 9 of the Comptroller of the Currency relating to collective investment funds. Regulation 9 specifies generally the form of trust, accounting policies, investment powers, asset valuation, etc.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment Valuation

     Investments are stated at market value. Investments are valued by the Trustee, utilizing prices quoted by security dealers or brokers, investment bankers or statistical services on the valuation date. Certain United States government and agency obligations and corporate securities are stated at cost. The amount of unaccreted discount for these securities, which approximates the difference between cost and market value, is reported in the statement of assets and liabilities as accrued interest. The market value of investments in participation units of other funds is based on quoted redemption values on the valuation date.

Security Transactions and Investment Income

     Security transactions are accounted for on the trade date the securities are purchased or sold. Realized gains and losses from security transactions are recorded on an identified cost basis. Dividend income is recorded on the ex-dividend date. Interest income is recognized as earned.

Investment Income and Net Realized Gains

     Investment income and gains on sales of investments are retained by the Funds and invested.

Income Tax Exemption

     Applicable statutes exempt the funds from U.S. federal and state income taxes.

Participation Units

     There is no par or stated value for participation units. Trusts, for which the Bank is a fiduciary, may invest or withdraw based on monthly valuations as of the prior month.

NOTE 2:  STOCK SPLIT

     References to number of units and per unit amounts herein have been restated to give retroactive effect to five-for-one and two-for-one stock splits which occurred on May 11, 1994 for the Fund for Pooling Equity Investments of Employee Trusts and Fund for Pooling Debt Investments of Employee Trusts, respectively, which were approved by unitholders of these Funds.

NOTE 3:  MERGER

     Effective November 1, 1995, certain collective fund assets for retirement plans of the Bank of Overland Park and Commercial National Bank merged into the Funds as a result of the acquisition of such banks by UMB Financial Corporation. Assets with a market value of $10,809,038 and $19,569,785 merged into the Pooled Equity Fund and Pooled Debt Fund, respectively. These amounts are included in the issuance of units line on the Statements of Participants' Interest.