Form 10-Q
period 1997-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1997-03-17
CIK 206005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 1997

                                      OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  2-58109

     The Collective Investment Trusts for Which UMB Bank, n.a. is Trustee
            (Exact name of registrant as specified in its charter)

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

Yes /X/     No / /

     The number of units of participation outstanding as of January 31, 1997.

          Pooled Equity Fund - 3,204,590.506
          Pooled Debt Fund - 2,540,439.279
          Pooled Income Fund - 824,308.399

                         PART I--FINANCIAL INFORMATION
                    --------------------------------------

Item 1.  Financial Statements.

                            INTRODUCTORY COMMENTS

     The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 1996.

                                        UMB BANK, n.a.
                               Equity Fund for Employees Trusts
                                    Statement of Operations

                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/96     ENDING 01/31/97      10/31/96

Investment Income:
  Dividends                                   1,364,770          1,157,135       3,891,359
  Interest                                    1,104,324            781,885       5,277,837
      Gross Investment Income                 2,469,094          1,939,020       9,169,196

  Less:  Audit Expense &
            Foreign Taxes                        (2,644)            (1,815)        (11,563)

    Net Investment Income                     2,466,450          1,937,205       9,157,633

Realized and Unrealized Gain(Loss)
on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                     227,641,580        186,005,356     907,344,217
    Cost of Securities Sold                 221,897,253        176,558,063     880,250,904
      Net Realized Gain(Loss)                 5,744,327          9,447,293      27,093,313

  Unrealized Gain(Loss) on
  Investments:
    Beginning of Period                      31,212,470         28,973,663      30,113,618
    End of Period                            42,066,516         34,966,285      28,973,664
      Net Unrealized Gain(Loss)              10,854,046          5,992,622      (1,139,954)

      Net Realized and Unrealized
      Gain(Loss) on Investments              16,598,373         15,439,915      25,953,359

See accompanying notes to condensed financial statements.

                                        UMB BANK, n.a.
                               Equity Fund for Employees Trusts
                              Statement of Participants' Interest
                                         (Cash Flows)


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/96     ENDING 01/31/97      10/31/96

Participants' Interest at
Beginning of Period                         262,551,708        259,599,297     262,551,708

Changes from Investment
Activities:
  Net Investment Income                       2,466,450          1,937,205       9,157,633
  Net Realized Gain(Loss)
  on Investments                              5,744,327          9,447,293      27,093,313
  Net Unrealized Gain(Loss)
  on Investments                             10,854,046          5,992,622      (1,139,954)
    Net Increase(Decrease)
    from Investment Activity                 19,064,823         17,377,120      35,110,992

Changes from Participating
Unit Transactions:
  Received from Issuance of:
    664,569 Units                             9,875,744                         44,294,031
  Received from Issuance of:
    82,255 Units                                                 6,172,844

  Payment on Redemption of:
    1,168,096 Units                         (12,822,149)                       (82,357,434)
  Payment on Redemption of:
    456,389 Units                                              (34,418,059)

    Net Increase(Decrease) from
    Participating Unit Transactions          (2,946,405)       (28,245,215)    (38,063,403)

Participants' Interest at End of Period     278,670,126        248,731,202     259,599,297

See accompanying notes to condensed financial statements.


                                 UMB BANK, n.a.
                    Pooled Equity Fund for Employees Trusts
                      Statement of Assets and Liabilities

                                            QUARTER ENDED 01/31/97        FY ENDED 10/31/96
                                             COST         MARKET         COST         MARKET
Assets:
  Common Stock                           153,343,170   188,309,454   166,352,044   195,325,708
  Commercial Paper                        51,681,789    51,681,789    60,617,285    60,617,285
  Other Investments                        4,891,554     4,891,554     3,228,319     3,228,319

    Total Investments                    209,916,513   244,882,797   230,197,648   259,171,312

    Cash                                                         0                           0
    Interest Receivable                                    401,717                     436,199
    Receivable for Securities Sold                       4,885,595                           0

Total Assets                                           250,170,109                 259,607,511

Liabilities:
  Audit Fees Payable                                         4,114                       8,214
  Payable for Securities Purchased                       1,434,793                           0

Total Liabilities                                        1,438,907                       8,214

Participants' Interest:
  61.38 Per Unit on
    2,752,806 Units Outstanding                                                    259,599,297
  77.62 Per Unit on
    3,204,591 Units Outstanding                        248,731,202

Total Liabilities and Participants' Equity             250,170,109                 259,607,511

See accompanying notes to condensed financial statements.

                                         UMB BANK, n.a.
                             Pooled Debt Fund for Employees Trusts
                                    Statement of Operations


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/96     ENDING 01/31/97      10/31/96

Investment Income:
  Interest                                    3,033,790          2,657,967      11,618,424

  Less:  Audit Expense                           (2,511)            (1,780)         (9,826)

    Net Investment Income                     3,031,279          2,656,187      11,608,598

Realized and Unrealized Gain(Loss)
on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                      10,923,124         23,192,919      77,110,680
    Cost of Securities Sold                  11,278,115         23,078,777      77,583,349
      Net Realized Gain(Loss)                  (354,991)           114,142        (472,669)

  Unrealized Gain(Loss) on
  Investments:
    Beginning of Period                       3,232,868          2,123,804       3,232,868
    End of Period                             7,395,748          1,078,408       2,123,804
      Net Unrealized Gain(Loss)               4,162,880         (1,045,396)     (1,109,064)

      Net Realized and Unrealized
      Gain(Loss) on Investments               3,807,889           (931,254)     (1,581,733)

See accompanying notes to condensed financial statements.

                                         UMB BANK, n.a.
                             Pooled Debt Fund for Employees Trusts
                              Statement of Participants' Interest
                                         (Cash Flows)


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/96     ENDING 01/31/97      10/31/96

Participants' Interest at
Beginning of Period                         164,323,271        168,974,494     164,323,270

Changes from Investment
Activities:
  Net Investment Income                       3,031,279          2,656,187      11,608,598
  Net Realized Gain(Loss)
  on Investments                               (354,991)           114,142        (472,669)
  Net Unrealized Gain(Loss)
  on Investments                              4,162,880         (1,045,396)     (1,109,064)
    Net Increase(Decrease)
    from Investment Activity                  6,839,168          1,724,933      10,026,865

Changes from Participating
Unit Transactions:
  Received from Issuance of:
    821,838 Units                             6,727,848                         47,562,094
  Received from Issuance of:
    79,794 Units                                                 4,927,113

  Payment on Redemption of:
    894,140 Units                            (4,763,112)                       (52,937,735)
  Payment on Redemption of:
    292,160 Units                                              (18,074,476)

    Net Increase(Decrease) from
    Participating Unit Transactions           1,964,736)       (13,147,363)     (5,375,641)

Participants' Interest at End of Period     178,127,175        157,552,064     168,974,494

See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                             Pooled Debt Fund for Employees Trusts
                      Statement of Assets and Liabilities

                                            QUARTER ENDED 01/31/97        FY ENDED 10/31/96
                                             COST         MARKET         COST         MARKET
Assets:
  U.S. Government & Agency Obligations    74,287,086    75,811,540    80,390,770    81,657,383
  Corporate Bonds                         78,082,305    78,378,361    81,907,404    82,764,595
  Other Investments                          454,726       454,726     1,804,054     1,804,054

    Total Investments                    152,824,117   154,644,627   164,102,228   166,226,054

    Cash                                                         0                           0
    Interest Receivable                                  2,911,937                   2,757,097
    Receivable for Securities Sold                               0                           0

Total Assets                                           157,556,564                 168,983,129

Liabilities:
  Audit Fees Payable                                         4,500                       8,635
  Payable for Securities Sold and
  Other Payables                                                 0                           0

Total Liabilities                                            4,500                       8,365

Participants' Interest:
  61.38 Per Unit on
    2,752,806 Units Outstanding                                                    168,974,494
  62.02 Per Unit on
    2,540,439 Units Outstanding                        157,552,064

Total Liabilities and Participants' Equity             157,556,564                 168,983,129

See accompanying notes to condensed financial statements.

                                         UMB BANK, n.a.
                            Pooled Income Fund for Employees Trusts
                                    Statement of Operations


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/96     ENDING 01/31/97      10/31/96

Investment Income:
  Interest                                      917,932            581,863       2,963,509

  Less:  Audit Expense                           (1,048)              (687)         (2,744)

    Net Investment Income                       916,884            581,176       2,960,765

Realized and Unrealized Gain(Loss)
on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                     165,452,779        105,056,009     555,983,956
    Cost of Securities Sold                 165,446,373        105,054,447     556,011,916
      Net Realized Gain(Loss)                     6,406              1,563         (27,960)

  Unrealized Gain(Loss) on
  Investments:
    Beginning of Period                           5,640              3,608           5,640
    End of Period                                14,749               (310)          3,608
      Net Unrealized Gain(Loss)                   9,109             (3,918)         (2,032)

      Net Realized and Unrealized
      Gain(Loss) on Investments                  15,515             (2,356)        (29,992)

See accompanying notes to condensed financial statements.

                                         UMB BANK, n.a.
                            Pooled Income Fund for Employees Trusts
                              Statement of Participants' Interest
                                         (Cash Flows)


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/96     ENDING 01/31/97      10/31/96

Participants' Interest at
Beginning of Period                          65,734,732         44,332,553      65,734,732

Changes from Investment
Activities:
  Net Investment Income                         916,884            581,176       2,960,765
  Net Realized Gain(Loss)
  on Investments                                  6,406              1,563         (27,960)
  Net Unrealized Gain(Loss)
  on Investments                                  9,109             (3,918)         (2,032)
    Net Increase(Decrease)
    from Investment Activity                    932,399            578,820       2,930,773

Changes from Participating
Unit Transactions:
  Received from Issuance of:
    317,334 Units                             3,252,706                         15,456,701
  Received from Issuance of:
    42,186 Units                                                 2,120,570

  Payment on Redemption of:
    819,131 Units                             9,665,777                         39,789,653
  Payment on Redemption of:
    102,700 Units                                                5,174,646

    Net Increase(Decrease) from
    Participating Unit Transactions          (6,413,071)        (3,054,076)    (24,332,952)

Participants' Interest at End of Period      60,254,060         41,857,297      44,332,553

See accompanying notes to condensed financial statements.

                                  UMB BANK, n.a.
                            Pooled Income Fund for Employees Trusts
                      Statement of Assets and Liabilities

                                           3 MONTHS ENDED 01/31/97        FY ENDED 10/31/96
                                             COST         MARKET         COST         MARKET
Assets:
  U.S. Government & Agency Obligations     6,137,271     6,136,961    12,130,715    12,134,323
  Commercial Paper                        31,192,175    31,192,175    29,525,599    29,525,599
  Other Investments                        4,350,404     4,350,404     2,501,655     2,501,655

    Total Investments                     41,679,850    41,679,540                  44,161,577

    Cash                                                         0                           0
    Interest Receivable                                    179,026                     173,726
    Receivable for Securities Sold                               0                           0

Total Assets                                            41,858,566                  44,335,303

Liabilities:
  Audit Fees Payable                                         1,269                       2,750
  Payable for Securities Sold                                    0                           0

Total Liabilities                                            1,269                       2,750

Participants' Interest:
  50.10 Per Unit on
    884,822 Units Outstanding                                                       44,332,553
  50.78 Per Unit on
    824,308 Units Outstanding                           41,857,297

Total Liabilities and Participants' Equity              41,858,566                  44,335,303

See accompanying notes to condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of January 31, 1997, and October 31, 1996, the results of operations for the three months ended January 31, 1997 and 1996, and cash flows for the three months ended January 31, 1997 and 1996.

2. The results of operations for the three months ended January 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year 1997, nor the results experienced for the full year 1996.


3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1996.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

     Economic growth exceeded expectations in the fourth quarter of 1996. Gross Domestic Product, the total of all goods and services produced in the United States, increased by an estimated annual growth rate of 4.7% for the quarter. Inflation remained under control in spite of higher oil prices and tight labor markets. The Consumer Price Index rose 3.3% for the year, reaching its highest level in six years. Consumer confidence rose to its highest level in seven years and real wages grew for the second consecutive year, an occurrence not seen for twenty years. Despite these positive factors, the combination of a shortened holiday season, high levels of consumer debt, and foul weather resulted in lower than expected holiday retail sales. During the quarter, the personal savings rate increased and the growth rate of consumer credit decreased. Housing remained a bright spot, as builders put up more houses and apartments in 1996 than in any year since 1988. Continuing problems in Canada and Japan caused exports to weaken.

     During the fourth quarter of 1996, the equity markets, as measured by the Dow Jones Industrials and Standard & Poor's 500 Index, continued to climb. In the middle of October, the Dow Jones Industrial Average closed over 6000 in a dramatic 800 point rebound from its July low. The Index continued to surge in November and December after the elections until mid-December when Greenspan's warning that equities were overvalued caused the market to lose 4% in the ensuing weeks. The dramatic gains in the equity markets have been generated by a small number of stocks with very large market capitalizations which dominate the most widely known indices. Not since the early 1970s has the narrowness of the market advance been so pronounced. Because the market correction in July was more severe for middle and small capitalization stocks than for large capitalization stocks, the influence of the top performing large capitalization stocks is especially distorted. The reality that concerns many analysts is that the same small group of stocks that have propelled the market to unreasonably high levels can also bring the market back down very quickly.

      Despite the daily interest rate volatility during the last six months of 1996, overall rate changes were minimal. The interest rate on the long bond held around 7.00% until late October, when economic releases suggesting moderation in wage increases prompted market reaction which took the rate to 6.64% at year end. The FOMC (Federal Open Market Committee) has remained content with the current "soft landing" scenario, as GDP growth remains solid while inflation appears to be under control. Although the FOMC has maintained the Fed Funds rate at 5.25%, the Fed has recently voiced some concern over the low unemployment rate and has expressed a willingness to raise rates if wage pressure develops. Large foreign holdings of U.S. debt are an additional point of concern.

POOLED EQUITY FUND

     During the quarter, new stock positions were taken in Community Psychiatric Centers and Baker Hughes Inc. Positions were deleted in Air Products & Chemicals and Allstate Corporation.

     The Fund's total return (income plus price appreciation) for the quarter was 6.85%. For the past twelve months, the total Fund returned 12.41%. Excluding cash reserves, the total return of stocks held by the Fund was 7.28% for the quarter and 14.77% for the last 12 months. The fund ended the quarter with cash reserves of 22.64%.

POOLED DEBT FUND

     In keeping with our philosophy of maintaining a high quality portfolio with limited maturity exposure, about 47.7% of the portfolio is held in Government and Agency issues. Approximately 52.9% of the portfolio will mature within five years. The weighted average life of the total portfolio is
5.0 years. The total return of the Fund was 2.60% for the quarter and 3.66% for the preceding twelve months. At quarter end, the current yield of the fund was approximately 6.6%. The weighted yield to maturity at market was 6.56%.

POOLED INCOME FUND

     The Fund continues to be invested in short term Government and Agency obligations, high quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.36% is equivalent to an annualized total return of 5.44%. For the past twelve months, the fund returned 5.58%. The Fund has an average maturity of 26 days and a weighted yield to maturity of 5.49%.

                           PART II--OTHER INFORMATION
                    -------------------------------------

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The numbers set forth below correspond to the exhibit number in Item 601 of Regulation S-K.

(2) Plan of Acquisition, reorganization, arrangement, liquidation, or succession.

     Not applicable.

(3)  Articles of Incorporation and Bylaws.

     Not applicable.

(4)  Instrument Defining the Rights of Security Holders, Including Indentures.

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

(27) Financial Data Schedule.

     27.1 - Schedule CT
     27.2 - Pooled Income Fund
     27.3 - Pooled Equity Fund
     27.4 - Pooled Debt Fund

(99) Additional Exhibits.

     None.

(b)  Reports on Form 8-K.

     No report on Form 8-K was required to be filed during the three months ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  The Collective Investment Trusts for Which
                                  UMB Bank, n.a. is Trustee
                                                    (Registrant)

                                  by UMB Bank, n.a. as trustee

Date: March 17, 1997               By:/s/ Steve Campbell

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

                               INDEX TO EXHIBITS

27.1  Financial Data Schedule CT (Summary)

27.2  Financial Data Schedule for Pooled Income Fund

27.3  Financial Data Schedule for Pooled Equity Fund

27.4  Financial Data Schedule for Pooled Debt Fund.

ARTICLE CT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                   3-MOS
FISCAL-YEAR-END                           OCT-31-96
PERIOD-END                                JAN-31-97
TOTAL-ASSETS                            449,585,239
PREFERRED-MANDATORY                               0
PREFERRED                                         0
COMMON                                            0
OTHER-SE                                448,150,563
TOTAL-LIABILITY-AND-EQUITY              449,585,239
TOTAL-REVENUES                           14,737,566
INCOME-TAX                                        0
INCOME-CONTINUING                        16,373,525
DISCONTINUED                                      0
EXTRAORDINARY                                     0
CHANGES                                           0
NET-INCOME                               16,373,525
EPS-PRIMARY                                   12.64
EPS-DILUTED                                   12.64

ARTICLE 5 FDS - POOLED INCOME THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                        3-MOS
FISCAL-YEAR-END                              OCT-31-1996
PERIOD-END                                   JAN-31-1997
CASH                                                   0
SECURITIES                                    41,679,540
RECEIVABLES                                      179,026
ALLOWANCES                                             0
INVENTORY                                              0
CURRENT-ASSETS                                         0
PP&E                                                   0
DEPRECIATION                                           0
TOTAL-ASSETS                                  41,858,566
CURRENT-LIABILITIES                                1,269
BONDS                                                  0
PREFERRED-MANDATORY                                    0
PREFERRED                                              0
COMMON                                                 0
OTHER-SE                                      41,857,297
TOTAL-LIABILITY-AND-EQUITY                    41,858,566
SALES                                                  0
TOTAL-REVENUES                                   582,739
CGS                                                    0
TOTAL-COSTS                                            0
OTHER-EXPENSES                                     4,605
LOSS-PROVISION                                         0
INTEREST-EXPENSE                                       0
INCOME-PRETAX                                      2,356
INCOME-TAX                                             0
INCOME-CONTINUING                                  2,356
DISCONTINUED                                           0
EXTRAORDINARY                                          0
CHANGES                                                0
NET-INCOME                                         2,356
EPS-PRIMARY                                        2.865
EPS-DILUTED                                        2.865

ARTICLE 5     FDS - POOLED EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                        3-MOS
FISCAL-YEAR-END                              OCT-31-1996
PERIOD-END                                   JAN-31-1997
CASH                                                   0
SECURITIES                                   244,882,797
RECEIVABLES                                    5,287,312
ALLOWANCES                                             0
INVENTORY                                              0
CURRENT-ASSETS                                         0
PP&E                                                   0
DEPRECIATION                                           0
TOTAL-ASSETS                                 250,170,109
CURRENT-LIABILITIES                            1,438,907
BONDS                                                  0
PREFERRED-MANDATORY                                    0
PREFERRED                                              0
COMMON                                                 0
OTHER-SE                                     248,731,202
TOTAL-LIABILITY-AND-EQUITY                   250,170,109
SALES                                                  0
TOTAL-REVENUES                                11,384,498
CGS                                                    0
TOTAL-COSTS                                            0
OTHER-EXPENSES                                 5,990,807
LOSS-PROVISION                                         0
INTEREST-EXPENSE                                       0
INCOME-PRETAX                                 15,439,915
INCOME-TAX                                             0
INCOME-CONTINUING                             15,439,915
DISCONTINUED                                           0
EXTRAORDINARY                                          0
CHANGES                                                0
NET-INCOME                                    15,439,915
EPS-PRIMARY                                        5.477
EPS-DILUTED                                        5.477

ARTICLE 5     FDS - POOLED DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                        3-MOS
FISCAL-YEAR-END                              OCT-31-1996
PERIOD-END                                   JAN-31-1997
CASH                                                   0
SECURITIES                                   154,644,627
RECEIVABLES                                    2,911,937
ALLOWANCES                                             0
INVENTORY                                              0
CURRENT-ASSETS                                         0
PP&E                                                   0
DEPRECIATION                                           0
TOTAL-ASSETS                                 157,556,564
CURRENT-LIABILITIES                                4,500
BONDS                                                  0
PREFERRED-MANDATORY                                    0
PREFERRED                                              0
COMMON                                                 0
OTHER-SE                                     157,562,064
TOTAL-LIABILITY-AND-EQUITY                   157,556,564
SALES                                                  0
TOTAL-REVENUES                                 2,770,329
CGS                                                    0
TOTAL-COSTS                                            0
OTHER-EXPENSES                                 1,047,176
LOSS-PROVISION                                         0
INTEREST-EXPENSE                                       0
INCOME-PRETAX                                    931,254
INCOME-TAX                                             0
INCOME-CONTINUING                                931,254
DISCONTINUED                                           0
EXTRAORDINARY                                          0
CHANGES                                                0
NET-INCOME                                       931,254
EPS-PRIMARY                                        4.298
EPS-DILUTED                                        4.298