Form 10-Q
period 1997-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1997-06-13
CIK 206005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 1997

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

Yes /X/     No / /

     The number of units of participation outstanding as of April 30, 1997.

          Pooled Equity Fund - 2,924,589
          Pooled Debt Fund - 2,435,302
          Pooled Income Fund - 784,516

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

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/96  ENDING 04/30/97      10/31/96

Investment Income:
  Dividends                       1,265,529        1,191,935        3,891,359
  Interest                        1,024,884          716,699        5,277,837
    Gross Investment Income       2,290,413        1,908,634        9,169,196

  Less:  Audit Expense &
         Foreign Taxes               (2,074)          (1,875)         (11,563)

    Net Investment Income         2,288,339        1,906,759        9,157,633

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales         278,469,307      176,835,666      907,344,217
    Cost of Securities Sold     268,789,409      171,369,539      880,250,904
      Net Realized Gain(Loss)     9,679,899        5,466,127       27,093,313

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period          42,066,516       34,966,285       30,113,618
    End of Period                49,120,957       29,004,391       28,973,664
      Net Unrealized Gain(Loss)   7,054,440       (5,961,894)      (1,139,954)

    Net Realized and
    Unrealized Gain(Loss)
    on Investments               16,734,339         (495,767)      25,953,359

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/97    ENDED 04/30/96

Investment Income:
  Dividends                                    2,349,070         2,616,979
  Interest                                     1,498,584         2,142,528
    Gross Investment Income                    3,847,654         4,759,507

  Less:  Audit Expense &
         Foreign Taxes                            (3,690)           (4,718)

    Net Investment Income                      3,843,964         4,754,789

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                      362,841,022       506,110,888
    Cost of Securities Sold                  347,927,601       490,686,662
      Net Realized Gain(Loss)                 14,913,421        15,424,226

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                       28,973,664        30,113,618
    End of Period                             29,004,391        49,120,957
      Net Unrealized Gain(Loss)                   30,727        19,007,339

    Net Realized and
    Unrealized Gain(Loss)
    on Investments                            14,944,148        34,431,565

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/96  ENDING 04/30/97      10/31/96


Participants' Interest at
Beginning of Period             289,247,489      248,731,202      262,551,708

Changes from Investment
Activities:
  Net Investment Income           2,288,339        1,906,759        9,157,633
  Net Realized Gain(Loss)
  on Investments                  9,679,899        5,466,127       27,093,313
  Net Unrealized Gain(Loss)
  on Investments                  7,054,440       (5,961,894)      (1,139,954)
    Net Increase(Decrease)
    from Investment Activity     19,022,677        1,410,992       35,110,992

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  0 Units                                 0                        44,294,031
  Received from Issuance of:
  77,287 Units                                     5,985,899

  Payment on Redemption of:
  392,215 Units                 (18,395,219)                      (82,357,434)
  Payment on Redemption of:
  357,288 Units                                   (27,597,170)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                (18,395,219)      (21,611,271)    (38,063,403)

Participants' Interest at
End of Period                   289,874,947       228,530,923     259,599,297

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/97    ENDED 04/30/96


Participants' Interest at
Beginning of Period                          259,599,297       262,551,708

Changes from Investment
Activities:
  Net Investment Income                        3,843,964         4,754,789
  Net Realized Gain(Loss)
  on Investments                              14,913,421        15,424,226
  Net Unrealized Gain(Loss)
  on Investments                                  30,727        19,007,339
    Net Increase(Decrease)
    from Investment Activity                  18,788,112        39,186,353

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  0 Units
  Received from Issuance of:
  77,287 Units                                 12,158,743       11,326,954

  Payment on Redemption of:
  392,215 Units
  Payment on Redemption of:
  357,288 Units                               (62,015,229)     (23,190,068)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                              (49,856,486)     (11,863,114)

Participants' Interest at
End of Period                                 228,530,923      289,874,947

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/96     6 MONTHS ENDED 04/30/97
                           COST        MARKET        COST        MARKET

Assets:
  Common Stock          166,352,044  195,325,708  152,232,764  181,237,154
  Commercial Paper       60,617,285   60,617,285   41,507,938   41,507,938
  Other Investments       3,228,319    3,228,319    2,973,957    2,973,957

    Total Investments   230,197,648  259,171,312  196,714,659  225,719,049

    Cash                                       0                         0
    Interest Receivable                  436,199                   376,635
    Receivable for
    Securities Sold                            0                         0

Total Assets                         259,607,511               228,535,328

Liabilities:
  Audit Fees Payable                       8,214                     4,405
  Payable for
  Securities Sold                              0                         0

Total Liabilities                          8,214                     4,405

Participants' Interest:
  61.38 Per Unit on
  2,752,806 Units
  Outstanding                        259,599,297
  78.14 Per Unit on
  2,924,589 Units
  Outstanding                                                   228,530,923

Total Liabilities
and Participants'
Equity                               259,607,511                228,535,328

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/96  ENDING 04/30/97      10/31/96

Investment Income:
  Interest                        2,946,799        2,554,506       11,618,424

  Less:  Audit Expense               (2,089)          (1,875)          (9,826)

    Net Investment Income         2,944,709        2,552,631       11,608,598

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales          31,925,897       13,457,339       77,110,680
    Cost of Securities Sold      31,995,951       13,335,116       77,583,349
      Net Realized Gain(Loss)       (70,054)         122,223         (472,669)

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period           7,395,748        1,078,408        3,232,868
    End of Period                   173,435         (367,654)       2,123,804
      Net Unrealized Gain(Loss)  (7,222,313)      (1,446,062)      (1,109,064)

  Net Realized and Unrealized
  Gain(Loss) on Investments      (7,292,367)      (1,323,839)      (1,581,733)

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/97    ENDED 04/30/96

Investment Income:
  Interest                                     5,212,473         5,980,913

  Less:  Audit Expense                            (3,655)           (4,601)

    Net Investment Income                      5,208,818         5,976,313

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                       36,650,257         42,849,021
    Cost of Securities Sold                   36,413,892         43,274,066
      Net Realized Gain(Loss)                    236,365           (425,045)

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                        2,123,804          3,232,868
    End of Period                               (367,654)           173,435
      Net Unrealized Gain(Loss)               (2,491,458)        (3,059,433)

  Net Realized and Unrealized
  Gain(Loss) on Investments                   (2,255,093)        (3,484,478)

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/96  ENDING 04/30/97      10/31/96

Participants' Interest at
Beginning of Period             187,976,158      157,552,065      164,323,270

Changes from Investment
Activities:
  Net Investment Income           2,944,709        2,552,631       11,608,598
  Net Realized Gain(Loss)
  on Investments                    (70,054)         122,223         (472,669)
  Net Unrealized Gain(Loss)
  on Investments                 (7,222,313)      (1,446,062)      (1,109,064)
    Net Increase(Decrease)
    from Investment Activity     (4,347,658)       1,228,792       10,026,865

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  821,838 Units                   2,320,720                        47,562,094
  Received from Issuance of:
  168,061 Units                                    5,473,920

  Payment on Redemption of:
  894,140 Units                 (15,091,203)                      (52,937,735)
  Payment on Redemption of:
  485,564 Units                                  (11,976,622)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                (12,770,483)      (6,502,702)      (5,375,641)

Participants' Interest at
End of Period                   170,858,017      152,278,155      168,974,494

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/97    ENDED 04/30/96

Participants' Interest at
Beginning of Period                          168,974,494        164,323,271

Changes from Investment
Activities:
  Net Investment Income                        5,208,818          5,976,313
  Net Realized Gain(Loss)
  on Investments                                 236,365           (425,045)
  Net Unrealized Gain(Loss)
  on Investments                              (2,491,458)        (3,059,433)
    Net Increase(Decrease)
    from Investment Activity                   2,953,725          2,491,834

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  821,838 Units
  Received from Issuance of:
  168,061 Units                               10,401,033         22,609,268

  Payment on Redemption of:
  894,140 Units
  Payment on Redemption of:
  485,564 Units                              (30,051,097)       (18,566,356)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                             (19,650,064)         4,042,912

Participants' Interest at
End of Period                                152,278,155        170,858,017

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/96     6 MONTHS ENDED 04/30/97
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations     80,390,770   81,657,383   71,351,569   72,363,097
  Corporate Bonds        81,907,404   82,764,595   77,408,643   76,817,989
  Other Investments       1,804,054    1,804,054      576,725      576,725

    Total Investments   164,102,228  166,226,032  149,336,937  149,757,811

    Cash                                       0                         0
    Interest Receivable                2,757,097                 2,525,134
    Receivable for
    Securities Sold                            0                         0

Total Assets                         168,983,129               152,282,945

Liabilities:
  Audit Fees Payable                       8,635                     4,790
  Payable for
  Securities Sold
  & Other Payables                             0                         0

Total Liabilities                          8,635                     4,790

Participants' Interest:
  61.38 Per Unit on
  2,752,806 Units
  Outstanding                        168,974,494
  62.53 Per Unit on
  2,435,302 Units
  Outstanding                                                   152,278,155

Total Liabilities and
Participants' Equity                 168,983,129                152,282,945

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/96  ENDING 04/30/97      10/31/96

Investment Income:
  Interest                          751,900          539,928       2,963,509

  Less:  Audit Expense                 (841)            (687)         (2,744)

    Net Investment Income           751,059          539,241       2,960,765

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales         172,982,399       97,874,823      55,983,956
    Cost of Securities Sold     172,977,398       97,874,823     556,011,916
      Net Realized Gain(Loss)         5,001                0         (27,960)

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period              14,749             (310)          5,640
    End of Period                   (30,471)            (465)          3,608
      Net Unrealized Gain(Loss)     (45,220)            (155)         (2,032)

    Net Realized and Unrealized
    Gain(Loss) on Investments       (40,219)            (155)        (29,992)

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/97    ENDED 04/30/96

Investment Income:
  Interest                                     1,121,791         1,669,832

  Less:  Audit Expense                            (1,375)           (1,889)

    Net Investment Income                      1,120,416         1,667,943

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                       202,930,832      338,435,178
    Cost of Securities Sold                   202,929,270      338,423,771
      Net Realized Gain(Loss)                       1,562           11,406

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                             3,608            5,640
    End of Period                                    (465)         (30,471)
      Net Unrealized Gain(Loss)                    (4,073)         (36,111)

    Net Realized and Unrealized
    Gain(Loss) on Investments                      (2,511)         (24,705)

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/96  ENDING 04/30/97      10/31/96

Participants' Interest at
Beginning of Period              60,146,805       41,857,297       65,734,732

Changes from Investment
Activities:
  Net Investment Income             751,059          539,241        2,960,765
  Net Realized Gain(Loss)
  on Investments                      5,001                0          (27,960)
  Net Unrealized Gain(Loss)
  on Investments                    (45,220)            (155)          (2,032)
    Net Increase(Decrease)
    from Investment Activity        710,840          539,086        2,930,773

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  317,334 Units                           0                        15,456,701
  Received from Issuance of:
  65,726 Units                                     3,353,307

  Payment on Redemption of:
  819,131 Units                   10,911,135                       39,789,653
  Payment on Redemption of:
  105,519 Units                                    5,386,209

    Net Increase(Decrease)
    from Participating Unit
    Transactions                 (10,911,135)     (2,032,902)     (24,332,952)

Participants' Interest at
End of Period                     49,946,510      40,363,481       44,332,553

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/97    ENDED 04/30/96

Participants' Interest at
Beginning of Period                           44,332,553        65,734,732

Changes from Investment
Activities:
  Net Investment Income                        1,120,416         1,667,943
  Net Realized Gain(Loss)
  on Investments                                   1,562            11,406
  Net Unrealized Gain(Loss)
  on Investments                                  (4,073)          (36,111)
    Net Increase(Decrease)
    from Investment Activity                   1,117,905         1,643,238

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  317,334 Units
  Received from Issuance of:
  65,726 Units                                5,473,877           186,953

  Payment on Redemption of:
  819,131 Units
  Payment on Redemption of:
  105,519 Units                              10,560,854        17,618,413

    Net Increase(Decrease)
    from Participating Unit
    Transactions                              (5,086,977)      (17,431,460)

Participants' Interest at
End of Period                                 40,363,481        49,946,510

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                     Statement of Assets and Liabilities

                            FY ENDED 10/31/96     6 MONTHS ENDED 04/30/97
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations     12,130,715   12,134,323    1,150,000    1,499,535
  Commercial Paper       29,525,599   29,525,599   36,373,379   36,373,379
  Other Investments       2,501,655    2,501,655    2,339,951    2,339,951

    Total Investments                 44,161,577   40,213,330   40,212,865

    Cash                                       0                         0
    Interest Receivable                  173,726                   151,991
    Receivable for
    Securities Sold                             0                        0

Total Assets                           44,335,303               40,364,856

Liabilities:
  Audit Fees Payable                        2,750                    1,375
  Payable for
  Securities Sold                               0                        0

Total Liabilities                           2,750                    1,375

Participants' Interest:
  50.10 Per Unit
  on 884,822                           44,332,553
  51.45 Per Unit on
  784,516                                                       40,363,481

Total Liabilities and
Participants' Equity                   44,335,303               40,364,856

See accompanying notes to condensed financial statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of April 30, 1997, and October 31, 1996, the results of operations for the three months and six months ended April 30, 1997 and 1996, and cash flows for the three months and six months ended April 30, 1997 and 1996.

2. The results of operations for the three months and six months ended April 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year 1997, nor the results experienced for the full year 1996.

3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1996.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

    The economy was much stronger in the First Quarter than had previously been expected. Major areas of strength included sales of new homes and retail sales. After a record-breaking year for construction in 1996, the sale of new homes for the first two months of 1997 reached the highest level in eleven years. Spurred by high confidence in the economy, combined with the wealth effect from the stock market, consumers expanded credit card debt and continued to spend, thus increasing retail sales. Tight labor markets and falling unemployment have not significantly affected inflation so far. Although there were no immediate indicators of rising inflation, the Federal Reserve raised the Federal Funds rate at the end of March. This was a move based largely on the fear that rising inflation traditionally follows faster economic growth such as what we have recently experienced. The question facing financial markets now is whether further rate increases will be forthcoming this year.

     Following the trend of 1996, a narrow grouping of capitalization stocks pushed the stock market upward to record levels in February. Concerns about inflation, high valuations, narrowing margins, and shrinking profits began to weigh on the minds of investors, causing a market decline at the end of February. The correction accelerated with the Federal Reserve's decision to raise the Federal Funds rate in late March, and continued through the end of the quarter. The downward price movement has been most severe in large capitalization stocks (which had previously propelled the market upward) and in high-flying small capitalization stocks with astronomical price to earnings ratios. The unmanaged large capitalization S & P 500 Index was up 2.68% for the quarter and the unmanaged smaller capitalization Value Line Composite was down -0.78%. The roller coaster days in the market, characterized by high inter-day volatility, will undoubtedly encourage some investors away from stocks to more balanced assets.

     The First Quarter of 1997 began with a slow erosion of bond prices across the entire yield curve. Investors felt increased worries about the strength of the economy and the possibility of rising inflation. As a result of the Federal Reserve's decision to raise the Federal Funds rate, prices fell on both long-term and short-term bonds, pushing yields higher overall. Representative bond market indices returned as follows for the first quarter:
Lehman Brothers Government/Corporate Intermediate Index, -0.11%; and Lehman Brothers Government/Corporate, -0.86%.

POOLED EQUITY FUND

     During the quarter, a new stock position was taken in R R Donnelley. Positions were deleted in General Motors and Texas Instruments.

     The Fund's total return (income plus price appreciation) for the quarter was 1.08%. For the past twelve months, the Fund's total return was 7.82%. Excluding cash reserves, the total return of stocks held by the Fund was 0.93% for the quarter and 8.48% for the last 12 months. The fund ended the quarter with cash reserves of 23.25%.

POOLED DEBT FUND

     In keeping with our philosophy of maintaining a high quality portfolio with limited maturity exposure, about 49.2% of the portfolio is held in Government and Agency issues. Approximately 50.38% of the portfolio will mature within five years. The weighted average life of the total portfolio is
5.0 years. The total return of the Fund was -0.06% for the quarter and 4.92% for the preceding twelve months. At quarter end, the current yield of the fund was approximately 6.7%. The weighted yield to maturity at market was 7.00%.

POOLED INCOME FUND

     The Fund continues to be invested in short term Government and Agency obligations, high quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.33% is equivalent to an annualized total return of 5.32%. For the past twelve months, the fund returned 5.55%. The Fund has an average maturity of 27 days and a weighted yield to maturity of 5.52%.

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

(22) Published Report Regarding Matters Submitted to Security Holders.

     Not applicable.

(23) Consents of Experts and Counsel.

     Not applicable.

(24) Power of Attorney.

     Not applicable.

(27) Financial Data Schedule.

     27.1 - Schedule CT
     27.2 - Pooled Equity Fund
     27.3 - Pooled Debt Fund
     27.4 - Pooled Income Fund

(99) Additional Exhibits.

     None.

(b)  Reports on Form 8-K.

     No report on Form 8-K was required to be filed during the three months ended April 30, 1997.

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

                                  The Collective Investment Trusts for Which
                                  UMB Bank, n.a. is Trustee
                                                    (Registrant)

                                  by UMB Bank, n.a. as trustee

Date: June 13, 1997               By:/s/ Steve Campbell

                                   Senior Vice President

                                   By:/s/ E. Frank Ware
                                   Executive Vice President and
                                   Trust Accounting Office

                              INDEX TO EXHIBITS

27.1  Financial Data Schedule CT (Summary)

27.2  Financial Data Schedule for Pooled Equity Fund

27.3  Financial Data Schedule for Pooled Debt Fund.

27.4  Financial Data Schedule for Pooled Income Fund

27.1 - SCHEDULE CT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           6-MOS
FISCAL-YEAR-END                    OCT-31-1996     OCT-31-1996
PERIOD-END                         APR-30-1996     APR-30-1996
TOTAL-ASSETS                       421,183,129     421,183,129
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           421,172,559     421,172,559
TOTAL-LIABILITY-AND-EQUITY         421,183,129     421,183,129
TOTAL-REVENUES                      10,591,418      25,363,993
INCOME-TAX                                   0               0
INCOME-CONTINUING                   (1,819,451)     14,761,544
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                          (1,819,451)     14,761,544
EPS-PRIMARY                              (0.30)           2.40
EPS-DILUTED                              (0.30)           2.40

27.2  FINANCIAL DATA SCHEDULE - POOLED EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           6-MOS
FISCAL-YEAR-END                    OCT-31-1996     OCT-31-1996
PERIOD-END                         APR-30-1997     APR-30-1997
CASH                                         0               0
SECURITIES                         225,719,049     225,719,049
RECEIVABLES                          2,816,279       2,816,279
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       228,535,328     228,535,328
CURRENT-LIABILITIES                      4,405           4,405
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           228,530,923     228,530,923
TOTAL-LIABILITY-AND-EQUITY         228,535,328     228,535,328
SALES                                        0               0
TOTAL-REVENUES                       7,374,761      18,791,802
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                      (5,963,769)         (3,690)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                         (495,767)     14,944,148
INCOME-TAX                                   0               0
INCOME-CONTINUING                     (495,767)     14,944,148
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                            (495,767)     14,944,148
EPS-PRIMARY                              (0.17)           5.11
EPS-DILUTED                              (0.17)           5.11

27.3  FINANCIAL DATA SCHEDULE - POOLED DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           6-MOS
FISCAL-YEAR-END                    OCT-31-1996     OCT-31-1996
PERIOD-END                         APR-30-1997     APR-30-1997
CASH                                         0               0
SECURITIES                         149,757,811     149,757,811
RECEIVABLES                          2,525,134       2,525,134
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       152,282,945     152,282,134
CURRENT-LIABILITIES                      4,790           4,790
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           152,278,155     152,278,155
TOTAL-LIABILITY-AND-EQUITY         152,282,945     152,282,945
SALES                                        0               0
TOTAL-REVENUES                       2,676,729       5,448,838
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                      (1,447,937)     (2,495,113)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                       (1,323,839)     (2,255,093)
INCOME-TAX                                   0               0
INCOME-CONTINUING                   (1,323,839)     (2,255,093)
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                          (1,323,839)     (2,255,093)
EPS-PRIMARY                              (0.54)          (0.93)
EPS-DILUTED                              (0.54)          (0.93)

27.4  FINANCIAL DATA SCHEDULE - POOLED INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           6-MOS
FISCAL-YEAR-END                    OCT-31-1996     OCT-31-1996
PERIOD-END                         APR-30-1997     APR-30-1997
CASH                                         0               0
SECURITIES                          40,212,865      40,212,865
RECEIVABLES                            151,991         151,991
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                        40,364,856      40,364,856
CURRENT-LIABILITIES                      1,375           1,375
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                            40,363,481      40,363,481
TOTAL-LIABILITY-AND-EQUITY          40,364,856      40,364,856
SALES                                        0               0
TOTAL-REVENUES                         539,928       1,123,353
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                            (842)         (5,448)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                             (155)         (2,511)
INCOME-TAX                                   0               0
INCOME-CONTINUING                         (155)         (2,511)
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                                (155)         (2,511)
EPS-PRIMARY                              (0.00)          (0.00)
EPS-DILUTED                              (0.00)          (0.00)