Form 10-Q
period 1997-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1997-09-12
CIK 206005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 1997

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

Yes /X/     No / /

     The number of units of participation outstanding as of July 31, 1997.

          Pooled Equity Fund - 2,739,942
          Pooled Debt Fund - 2,068,458
          Pooled Income Fund - 769,579

PAGE

                        PART I--FINANCIAL INFORMATION
                    --------------------------------------

Item 1.  Financial Statements.

                            INTRODUCTORY COMMENTS

     The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Funds' Annual Report on Form 10-K for the year ended October 31, 1996.

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                              QUARTER           QUARTER
                                          ENDING 07/31/96   ENDING 07/31/97

Investment Income:
 Dividends                                      1,389,282         1,106,881
 Interest                                         942,292           720,030
  Gross Investment Income                       2,331,574         1,826,911

 Less: Audit Expense &
       Foreign Taxes                               (4,701)           (1,875)

   Net Investment Income                        2,326,873         1,825,036

Realized and Unrealized
Gain(Loss) on Investments:
 Realized Gain(Loss) on
 Investments:
  Proceeds from Sales                         233,839,820       174,054,881
  Cost of Securities Sold                     226,897,423       159,812,821
   Net Realized Gain(Loss)                      6,942,397        14,242,060

 Unrealized Gain(Loss)
 on Investments:
  Beginning of Period                          49,120,957        29,004,391
  End of Period                                17,936,439        45,057,041
   Net Unrealized Gain(Loss)                  (31,184,518)       16,052,650

  Net Realized and
  Unrealized Gain(Loss)
  on Investments                              (24,242,121)       30,294,710

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                               9 MONTHS         9 MONTHS
                                            ENDED 07/31/96   ENDED 07/31/97

Investment Income:
 Dividends                                       4,006,260        3,455,951
 Interest                                        3,084,820        2,218,613
  Gross Investment Income                        7,091,080        5,674,564

 Less: Audit Expense &
       Foreign Taxes                                (9,419)          (5,565)

   Net Investment Income                         7,081,661        5,668,999

Realized and Unrealized
Gain(Loss) on Investments:
 Realized Gain(Loss) on
 Investments:
  Proceeds from Sales                          739,950,708      536,895,903
  Cost of Securities Sold                      717,584,085      507,740,423
   Net Realized Gain(Loss)                      22,366,623       29,155,480

 Unrealized Gain(Loss)
 on Investments:
  Beginning of Period                           30,113,618       28,973,664
  End of Period                                 17,936,436       45,057,041
   Net Unrealized Gain(Loss)                   (12,177,182)      16,083,377

  Net Realized and
  Unrealized Gain(Loss)
  on Investments                                10,189,441       45,238,857

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                               9 MONTHS         9 MONTHS
                                            ENDED 07/31/96   ENDED 07/31/97

Participants' Interest at
Beginning of Period                            262,551,708      259,599,297

Changes from Investment
Activities:
 Net Investment Income                           7,081,661        5,668,999
 Net Realized Gain(Loss)
 on Investments                                 22,366,623       29,155,480
 Net Unrealized Gain(Loss)
 on Investments                                (12,177,182)      16,083,377
  Net Increase(Decrease)
  from Investment Activity                      17,271,102       50,907,856

Changes from Participating
Unit Transactions:
 Received from Issuance of:
 394,936 Units                                  37,173,356
 Received from Issuance of:
 218,951 Units                                                   16,992,185

 Payment on Redemption of:
 893,215 Units                                 (63,214,502)
 Payment on Redemption of:
 1,057,732 Units                                                (82,337,493)

  Net Increase(Decrease)
  from Participating Unit
  Transactions                                 (26,041,146)     (65,345,308)

Participants' Interest at
End of Period                                  253,781,664       245,161,845

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/96      QUARTER ENDED 07/31/97
                            COST        MARKET        COST        MARKET

Assets:
 Common Stock          166,352,044  195,325,708  142,571,519  187,628,560
 Commercial Paper       60,617,285   60,617,285   52,005,225   52,005,225
 Other Investments       3,228,319    3,228,319    5,118,260    5,118,260

  Total Investments    230,197,648  259,171,312  199,695,004  244,752,045

  Cash                                        0                         0
  Interest Receivable                   436,199                   415,425
  Receivable for
  Securities Sold                             0                         0

Total Assets                        259,607,511               245,167,470

Liabilities:
 Audit Fees Payable                       8,214                     5,625
 Payable for
 Securities Sold                              0                         0

Total Liabilities                         8,214                     5,625

Participants' Interest:
 72.54 Per Unit on
 3,578,723 Units
 Outstanding                        259,599,297
 89.48 Per Unit on
 2,739,942 Units
 Outstanding                                                  245,161,845

Total Liabilities
and Participants'
Equity                              259,607,511               245,167,470

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                             QUARTER           QUARTER
                                         ENDING 07/31/96  ENDING 07/31/97

Investment Income:
 Interest                                      2,845,856        2,322,024

 Less:  Audit Expense                             (3,290)          (1,875)

  Net Investment Income                        2,842,566        2,320,149

Realized and Unrealized
Gain(Loss) on Investments:
 Realized Gain(Loss)
 on Investments:
  Proceeds from Sales                         12,657,537       43,960,803
  Cost of Securities Sold                     12,751,107       43,815,553
   Net Realized Gain(Loss)                       (93,570)         145,250

 Unrealized Gain(Loss)
 on Investments:
  Beginning of Period                            173,435         (367,654)
  End of Period                                 (659,803)       2,669,840)
   Net Unrealized Gain(Loss)                    (833,238)       3,037,494

 Net Realized and Unrealized
 Gain(Loss) on Investments                      (926,808)       3,182,744

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                              9 MONTHS          9 MONTHS
                                           ENDED 07/31/96    ENDED 07/31/97

Investment Income:
  Interest                                     8,826,769         7,534,498

  Less:  Audit Expense                            (7,890)           (5,530)

    Net Investment Income                      8,818,879         7,528,968

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                       55,506,557         80,611,060
    Cost of Securities Sold                   56,025,173         80,229,446
      Net Realized Gain(Loss)                   (518,616)           381,614

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                        3,232,868          2,123,804
    End of Period                               (659,803)         2,669,804
      Net Unrealized Gain(Loss)               (3,892,671)           546,036

  Net Realized and Unrealized
  Gain(Loss) on Investments                   (4,411,287)           927,650

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              9 MONTHS          9 MONTHS
                                           ENDED 07/31/96    ENDED 07/31/97

Participants' Interest at
Beginning of Period                          164,323,271        168,974,494

Changes from Investment
Activities:
  Net Investment Income                        8,818,879          7,528,968
  Net Realized Gain(Loss)
  on Investments                                (518,616)           381,614
  Net Unrealized Gain(Loss)
  on Investments                              (3,892,671)           546,036
    Net Increase(Decrease)
    from Investment Activity                   4,407,592          8,456,618

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  396,314 Units                               33,142,769
  Received from Issuance of:
  211,414 Units                                                  13,137,355

  Payment on Redemption of:
  676,555 Units                              (30,859,208)
  Payment on Redemption of:
  895,762 Units                                                 (55,939,251)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                               2,283,561        (42,801,896)

Participants' Interest at
End of Period                                171,014,424        134,629,216

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/96      QUARTER ENDED 07/31/97
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations     80,390,770   81,657,383   60,063,308   62,206,504
  Corporate Bonds        81,907,404   82,764,595   68,115,708   69,478,872
  Other Investments       1,804,054    1,804,054      472,018      472,018

    Total Investments   164,102,228  166,226,032  128,651,034  132,157,394

    Cash                                       0                         0
    Interest Receivable                2,757,097                 2,477,352
    Receivable for
    Securities Sold                            0                         0

Total Assets                         168,983,129               134,634,746

Liabilities:
  Audit Fees Payable                       8,635                     5,530
  Payable for
  Securities Sold
  & Other Payables                             0                         0

Total Liabilities                          8,635                     5,530

Participants' Interest:
  61.38 Per Unit on
  2,752,806 Units
  Outstanding                        168,974,494
  65.09 Per Unit on
  2,068,458 Units
  Outstanding                                                   134,629,216

Total Liabilities and
Participants' Equity                 168,983,129                134,634,746

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                                QUARTER          QUARTER
                                            ENDING 07/31/96  ENDING 07/31/97

Investment Income:
  Interest                                          669,602          559,632

  Less:  Audit Expense                                 (428)            (687)

    Net Investment Income                           669,174          558,944

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                         108,943,632       79,076,737
    Cost of Securities Sold                     108,981,122       79,076,737
      Net Realized Gain(Loss)                       (37,490)               0

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                             (30,471)            (465)
    End of Period                                    (1,938)               0
      Net Unrealized Gain(Loss)                      28,533              465

    Net Realized and Unrealized
    Gain(Loss) on Investments                        (8,957)             465

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                              9 MONTHS          9 MONTHS
                                           ENDED 07/31/96    ENDED 07/31/97

Investment Income:
  Interest                                     2,339,434         1,681,423

  Less:  Audit Expense                            (2,316)           (2,062)

    Net Investment Income                      2,337,118         1,679,361

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                       447,378,809      282,007,569
    Cost of Securities Sold                   447,404,894      282,006,007
      Net Realized Gain(Loss)                     (26,085)           1,562

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                             5,640            3,608
    End of Period                                  (1,938)               0
      Net Unrealized Gain(Loss)                    (7,578)          (3,608)

    Net Realized and Unrealized
    Gain(Loss) on Investments                     (33,663)          (2,046)

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              9 MONTHS          9 MONTHS
                                           ENDED 07/31/96    ENDED 07/31/97

Participants' Interest at
Beginning of Period                           65,734,732        44,332,553

Changes from Investment
Activities:
  Net Investment Income                        2,337,118         1,679,361
  Net Realized Gain(Loss)
  on Investments                                 (26,085)            1,562
  Net Unrealized Gain(Loss)
  on Investments                                  (7,578)           (3,608)
    Net Increase(Decrease)
    from Investment Activity                   2,303,455         1,677,315

Changes from Participating
Unit Transactions:
  Received from Issuance of:                  10,824,041
  223,744 Units
  Received from Issuance of:
  169,068 Units                                                  8,639,752

  Payment on Redemption of:
  669,477 Units                               32,447,793
  Payment on Redemption of:
  284,293 Units                                                 14,495,321

    Net Increase(Decrease)
    from Participating Unit
    Transactions                             (21,623,753)       (5,855,569)

Participants' Interest at
End of Period                                 46,414,435        40,154,299

See accompanying notes to condensed financial statements.

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                     Statement of Assets and Liabilities

                            FY ENDED 10/31/96      9 MONTHS ENDED 07/31/97
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations     12,130,715   12,134,323    9,920,004    9,920,004
  Commercial Paper       29,525,599   29,525,599   27,300,127   27,300,127
  Other Investments       2,501,655    2,501,655    2,769,697    2,769,697

    Total Investments                 44,161,577   39,989,828   39,989,828

    Cash                                       0                         0
    Interest Receivable                  173,726                   166,534
    Receivable for
    Securities Sold                             0                        0

Total Assets                           44,335,303               40,156,362

Liabilities:
  Audit Fees Payable                        2,750                    2,063
  Payable for
  Securities Sold                               0                        0

Total Liabilities                           2,750                    2,063

Participants' Interest:
  50.10 Per Unit
  on 884,822                           44,332,553
  52.18 Per Unit on
  769,579                                                       40,154,299

Total Liabilities and
Participants' Equity                   44,335,303               40,156,362

See accompanying notes to condensed financial statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income Funds (the "Collective Investment Funds") as of July 31, 1997, and October 31, 1996, the results of operations for the three months and nine months ended July 31, 1997 and 1996, and cash flows for the nine months ended July 31, 1997 and 1996.

2. The results of operations for the three months and nine months ended July 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year 1997, nor the results experienced for the full year 1996.

3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1996.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

  During the second quarter of 1997, the economy continued to march ahead at a strong but somewhat moderated pace. Inflation remained under control and was below the expectations of many. Increases in labor compensation have been trending higher, but the pressures have not been passed through to the public. Wholesale prices fell for the fifth consecutive month. Although retail sales slowed for three months in a row for the first time since 1981, consumer confidence was at a 28-year high. This confidence was helped by increasing real personal income and the drop in the national unemployment rate to 4.8% in May, the lowest figure since 1973. Factory overtime moved up to the highest level since records began in 1956. The manufacturing sector continued to operate at high percentages, but below its peak. Strikes disrupted auto production early in the quarter which, combined with reduced demand, resulted in lower sales. Real estate sales and construction were mixed, but still strong compared with 1996, and the inventory of existing homes is the smallest since 1993. Growth in both Europe and Japan was stalled by value-added tax debates, European monetary union negotiations and other factors. The result was stronger exports than imports and a widening of the trade deficit. At this point, the future of economic growth in this cycle depends on the consumer decision to start spending again at the former rate.

  Growth without inflation was very positive for the equity markets as investors remained exuberant. During the second quarter, large capitalization stocks continued to boost the major market indices to new highs. On April 1, 1997, the Standard & Poor's 500 index was barely 2% above its December 31, 1996, level. Several weeks later, continuing concern about the economy overheating and resultant fears of inflation caused a market sell-off. However, that drop was only a stumble in the 2 1/2-year-old bull market as it rebounded from the lows of April to new highs in June based on favorable economic news. Although the large capitalization stocks that dominate the indices outperformed the broad market, small and mid capitalization stocks also began to participate in the market in a more positive way in May. In addition, the equity markets benefited from extensive corporate stock buy-back programs and merger and acquisition activity. The unmanaged large capitalization S&P 500 index was up 17.46% for the quarter, while the unmanaged broader market Value Line composite was up only 13.71%. Economic conditions remain very favorable for equities, but valuations in some large capitalization segments are causing concern.

  In comparison with the dramatic volatility that has characterized interest rates and the bond market recently, the second quarter saw a gradual easing of interest rates during April and May followed by a significant drop in June. The moderating economic and employment news has reduced the fear that the Federal Reserve will overreact by significantly raising the key Federal Funds rate in the near term. The progress being made toward a balanced budget agreement also helped to settle the bond market. Representative bond market indices returned as follows for the second quarter: Lehman Brothers Government/Corporate Intermediate Index, 2.95%; Lehman Brothers Government/Corporate, 3.64%.

POOLED EQUITY FUND

  During the quarter, new stock positions were taken in Superior Industries, Engelhard Corp. and Duke Energy. Positions were deleted in Transitional Hospitals, Eastman Kodak, Applied Materials, Tandem Computers, General Electric, Giddings & Lewis, and Pan Energy Corp. The Fund's total return (income plus price appreciation) for the quarter was 11.94%. For the past 12 months, the total Fund returned 18.53%. Excluding cash reserves, the total return of stocks held by the Fund was 14.69% for the quarter and 21.92% for the last 12 months. The Fund ended the quarter with cash reserves of 24.14%.

POOLED DEBT FUND

  In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 48% of the portfolio is held in Government and Agency issues. Approximately 57% of the portfolio will mature within five years. The weighted average life of the total portfolio is
4.9 years. The total return of the Fund was 3.03% for the quarter and 7.46% for the preceding 12 months. At quarter end, the current yield of the fund was approximately 6.6%. The weighted yield to maturity at market was 6.57%.

POOLED INCOME FUND

  The Fund continues to be invested in short-term Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.39% is equivalent to an annualized total return of 5.56%. For the past 12 months, the fund returned 5.57%. The Fund has an average maturity of 24 days and a weighted yield to maturity of 5.54%.

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

(27) Financial Data Schedule.

     27.1 - Schedule CT
     27.2 - Pooled Equity Fund
     27.3 - Pooled Debt Fund
     27.4 - Pooled Income Fund

(99) Additional Exhibits.

     None.

(b)  Reports on Form 8-K.

     No report on Form 8-K was required to be filed during the three months ended July 31, 1997.

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

                                  The Collective Investment Funds for Which
                                  UMB Bank, n.a. is Trustee
                                                    (Registrant)

                                  by UMB Bank, n.a. as trustee

Date: September 12, 1997          By:/s/ Steve Campbell

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

27.1  Financial Data Schedule CT (Summary)

27.2  Financial Data Schedule for Pooled Equity Fund

27.3  Financial Data Schedule for Pooled Debt Fund.

27.4  Financial Data Schedule for Pooled Income Fund

27.1 - SCHEDULE CT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED July 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           9-MOS
PERIOD-END                       JULY 31, 1997   JULY 31, 1997
TOTAL-ASSETS                       419,958,578     419,958,578
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           419,950,890     419,945,360
TOTAL-LIABILITY-AND-EQUITY         419,958,578     419,958,578
TOTAL-REVENUES                      35,148,527      60,512,518
INCOME-TAX                                   0               0
INCOME-CONTINUING                        7,263          16,856
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                          33,477,919      46,162,899
EPS-PRIMARY                               6.00            8.28
EPS-DILUTED                               6.00            8.28

27.2  FINANCIAL DATA SCHEDULE - POOLED EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           9-MOS
PERIOD-END                       JULY 31, 1997   JULY 31, 1997
CASH                                         0               0
SECURITIES                         244,752,045     244,752,045
RECEIVABLES                            415,425         415,425
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       245,167,470     245,167,470
CURRENT-LIABILITIES                      5,625           5,625
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           245,161,845     245,161,845
TOTAL-LIABILITY-AND-EQUITY         245,167,470     245,167,470
SALES                                        0               0
TOTAL-REVENUES                      32,121,621      50,913,421
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                          (4,701)         (5,565)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                       30,294,710      45,238,857
INCOME-TAX                                   0               0
INCOME-CONTINUING                   30,294,710      45,238,857
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                          30,294,710      45,238,857
EPS-PRIMARY                             $11.06          $16.51
EPS-DILUTED                             $11.06          $16.51

27.3  FINANCIAL DATA SCHEDULE - POOLED DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           9-MOS
PERIOD-END                       JULY 31, 1997   JULY 31, 1997
CASH                                         0               0
SECURITIES                         132,157,394     132,157,394
RECEIVABLES                          2,477,352       2,477,352
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       134,634,746     134,634,746
CURRENT-LIABILITIES                      5,530           5,530
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           134,629,216     134,629,216
TOTAL-LIABILITY-AND-EQUITY         134,634,746     134,634,746
SALES                                        0               0
TOTAL-REVENUES                       2,467,274       7,916,112
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                          (1,875)         (5,530)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                        3,182,744         927,650
INCOME-TAX                                   0               0
INCOME-CONTINUING                    3,182,744         927,650
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                           3,182,744         927,650
EPS-PRIMARY                              $1.54           $0.45
EPS-DILUTED                              $1.54           $0.45

27.4  FINANCIAL DATA SCHEDULE - POOLED INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           9-MOS
PERIOD-END                       JULY 31, 1997   JULY 31, 1997
CASH                                         0               0
SECURITIES                          39,989,828      39,989,828
RECEIVABLES                            166,534         166,534
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                        40,156,362      40,156,362
CURRENT-LIABILITIES                      2,063           2,063
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                            40,154,299      40,154,299
TOTAL-LIABILITY-AND-EQUITY          40,156,362      40,156,362
SALES                                        0               0
TOTAL-REVENUES                         559,632       1,682,985
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                            (687)         (5,670)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                              465          (3,608)
INCOME-TAX                                   0               0
INCOME-CONTINUING                          465          (3,608)
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                                 465          (3,608)
EPS-PRIMARY                              $0.00          ($0.00)
EPS-DILUTED                              $0.00          ($0.00)

PAGE