Form 10-K
period 1997-10-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1998-01-28
CIK 206005

SPENCER FANE BRITT & BROWNE LLP
                     ATTORNEYS AND COUNSELORS AT LAW
                       1400 COMMERCE BANK BUILDING
                            1000 WALNUT STREET
                     KANSAS CITY, MISSOURI 64106-2140
                         TELEPHONE (816) 474-8100
                            FAX (816) 474-3216

                                                                4321925-12

                                                          January 28, 1998



Via Electronic Transmittal

Securities and Exchange Commission
Washington, D.C.

     Re: Form 10-K for The Collective Investment Trusts for Which UMB Bank, n.a. is Trustee (the "Trusts")

Ladies and Gentlemen:

     Enclosed herewith by electronic transmittal for filing on behalf of the Trusts is the Form 10-K for the fiscal year ended October 31, 1997, which includes financial statements. All exhibits are incorporated by reference from previous filings.

     If you have any questions concerning the filing, please contact the undersigned at (816) 292-8141.

                                    Very truly yours,

                                    SPENCER FANE BRITT & BROWNE LLP


                                    By:  /s/ James W. Kapp, Jr.

JWK:cb1
Enclosures

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 1997

Commission file number:  2-58109

                         THE COLLECTIVE INVESTMENT TRUSTS*
              (Exact name of registrant as specified in its charter)
                              * as defined herein
            Missouri                                         None
(State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or
 organization)

                                UMB BANK, N.A., TRUSTEE
                                     Trust Department
                                   1010 Grand Boulevard
                               Kansas City, Missouri 64106
                      ______________________________________________
          (Address of principal executive offices of Trustee)   (Zip code)

Registrant's telephone number, including area code:  (816) 860-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:
                         YES   X                      NO _____

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

Documents Incorporated by Reference:  None

                                           Part I

Item 1.  Business.

     UMB Bank, N.A., the principal executive offices of which are located in Kansas City, Missouri (the "Bank"), is trustee of three Collective Investment Trusts (collectively referred to herein as the "Funds" or singularly as a "Fund") that provide investment mediums for certain qualified retirement plans for which the Bank serves as trustee. The Funds are:

     a. The Fund for Pooling Equity Investments of Employee Trusts ("Pooled Equity Fund"), the primary investment objective of which is growth in the value of the units of participation in the Fund through investments in equity securities;

     b. The Fund for Pooling Debt Investments of Employee Trusts ("Pooled Debt Fund"), the primary investment objective of which is the stability of the underlying assets through the investment in fixed income obligations and growth in the value of units of participation in the Fund through reinvestment of the income from such obligations; and

     c. The Pooled Income Fund for Employee Trusts ("Pooled Income Fund"), the primary investment objective of which is to provide a high degree of liquidity through the investment in short term fixed income obligations with growth in the value of the units of participation in the Fund through reinvestment of the income of such obligations.

     The Funds are operated under Section 9.18 of Regulation 9 of the Comptroller of Currency (12 C.F.R. Sec. 9). The Trust Department of the Bank is responsible for the continuing supervision and evaluation of all investments for the Funds. All investment activities are subject to the policymaking and reviewing authority of the Bank's Trust Policy Committee, which is composed of twelve members made up of Senior Management and outside Directors of the Bank.

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

                                      Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

     There is no established public trading market for the units of participation in the Funds, and dividends are not paid on such units. On October 31, 1997, there were 479 holders of units of participation in the Fund for Pooling Equity Investments of Employee Trusts, 426 holders of units of participation in the Fund for Pooling Debt Investments of Employee Trusts, and 254 holders of units of participation in the Pooled Income Fund for Employee Trusts, and the closing value of a unit of the Fund for Pooling Equity Investments of Employee Trusts, of the Funds for Pooling Debt Investments of Employee Trusts and of the Pooled Income Fund for Employee Trusts were, respectively, $88.77, $66.40 and $52.92.

Item 6.  Selected Financial Data.

                                         POOLED EQUITY
PERIOD TYPE                                                                            12 MONTHS
FOR THE YEARS ENDED      10/31/93       10/31/94       10/31/95        10/31/96        10/31/97
SECURITIES AT MARKET     211,557,786    231,541,980    262,319,073     259,171,312     214,522,751
RECEIVABLES                  344,703        542,286        752,219         436,199       2,472,209
TOTAL ASSETS             211,902,489    232,084,266    263,071,292     259,607,511     216,994,960
CURRENT LIABILITIES            9,785         10,428        519,584           8,214           9,190
PARTICIPANTS' INTEREST   211,892,704    232,073,838    262,551,708     259,599,297     216,985,770
TOTAL LIABILITY AND
  PARTICIPANTS' INTEREST 211,902,489    232,084,266    263,071,292     259,607,511     216,994,960
TOTAL INVESTMENT INCOME    5,518,372      6,957,083      9,262,707       9,169,196       7,486,364
OTHER EXPENSE                (29,815)       (31,276)       (17,956)        (11,563)         (9,131)
NET REALIZED AND
  UNREALIZED GAINS
  (LOSSES)                 15,213,054     7,351,978     23,040,216      25,953,359      42,086,301
NET INVESTMENT INCOME       5,488,557     6,925,807      9,244,751       9,157,633       7,477,233
NET INCOME PER SHARE            $5.55         $3.51          $7.87           $9.17          $16.46



                                         POOLED DEBT
PERIOD TYPE                                                                            12 MONTHS
FOR THE YEARS ENDED      10/31/93       10/31/94       10/31/95        10/31/96        10/31/97
SECURITIES AT MARKET     174,702,159    157,972,562    162,536,863     166,226,032     127,865,784
RECEIVABLES                4,363,988      2,695,465      3,640,756       2,757,097       2,148,730
TOTAL ASSETS             179,066,147    160,668,027    166,177,619     168,983,129     130,014,514
CURRENT LIABILITIES            9,785         10,425      1,854,349           8,635           9,190
PARTICIPANTS' INTEREST   179,056,362    160,657,602    164,323,270     168,974,494     130,005,324
TOTAL LIABILITY AND
  PARTICIPANTS' INTEREST 179,066,147    160,668,027    166,177,619     168,983,129     130,014,514
TOTAL INVESTMENT INCOME   11,588,202     11,260,248      9,951,449      11,618,424       9,653,774
OTHER EXPENSE                 (9,785)       (11,065)       (11,212)         (9,826)         (9,190)
NET REALIZED AND
  UNREALIZED GAINS
  (LOSSES)                  5,388,598   (17,582,088)    10,654,491      (1,581,733)      1,388,875
NET INVESTMENT INCOME      11,578,417    11,249,183      9,940,237      11,608,598       9,644,584
NET INCOME PER SHARE            $5.30        ($1.94)         $6.90           $3.60           $4.68


                                         POOLED INCOME
PERIOD TYPE                                                                            12 MONTHS

FOR THE YEARS ENDED      10/31/93       10/31/94       10/31/95        10/31/96        10/31/97
SECURITIES AT MARKET     65,270,344     60,098,434     65,327,731      44,161,577      34,903,580
RECEIVABLES                 291,053        433,490        411,057         173,726          89,885
TOTAL ASSETS             65,561,397     60,531,924     65,738,788      44,335,303      34,993,465
CURRENT LIABILITIES           3,375          4,056          4,056           2,750           3,369
PARTICIPANTS' INTEREST   65,558,022     60,527,868     65,734,732      44,332,553      34,990,096
TOTAL LIABILITY AND
  PARTICIPANTS' INTEREST 65,561,397     60,531,924     65,738,788      44,335,303      34,993,465
TOTAL INVESTMENT INCOME   2,343,721      2,409,792      3,834,915       2,963,509       2,198,406
OTHER EXPENSE                (3,375)        (4,725)        (4,050)         (2,744)         (3,369)
NET REALIZED AND
  UNREALIZED GAINS
  (LOSSES)                    4,846        (51,721)        74,390         (29,992)         (2,045)
NET INVESTMENT INCOME     2,340,346      2,405,067      3,830,865       2,960,765       2,195,037
NET INCOME PER SHARE          $1.39          $1.63          $2.85           $2.58           $2.84


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1994-1995

     The equity markets dipped in November 1994 and then began a climb that continued until October 1995, when they suffered a setback. All segments of the market rose, but large-capitalization stocks outpaced mid-cap and small-cap stocks during most of the year. The technology, health and finance sectors led the upward surge. The Pooled Equity Fund had a return of 14.10% for the 12-month period ended October 31, 1995, while the S&P 500 and Value Line Indices increased 26.44% and 12.59%, respectively. The market capitalization-weighted S&P 500 Index is dominated by a small percentage of large-cap stocks, making it difficult to match in strong growth markets for more diverse, value-oriented, equal-weighted portfolios such as the Pooled Equity Fund. The Pooled Debt Fund benefited from the same combination of a strong economy and low inflation that boosted the stock market. The Pooled Debt Fund had a total return of 13.98% for the 12-month period ended October 31, 1995, compared to 12.54% for the Lehman Brothers Government/Corporate Intermediate Index. Although long-term rates dropped dramatically, short-term rates remained stable. The Pooled Income Fund had a return of 6.07% for the 12-month period ended October 31, 1995, while 90-day T-Bills had a yield of 5.4%.

1995-1996

     The equity markets had a second consecutive strong year, continuing the rise that started in December 1994. Stocks were hit hard in July as a result of concern that an overheating of the economy would cause higher interest rates. There were no winners in the July correction, but large-capitalization stocks suffered less and recovered faster. Small-cap stocks did outperform the market during late spring but stumbled badly with the broader market in July. The advance in large-cap issues was led by technology, consumer and finance stocks. The Pooled Equity Fund had a return of 12.79% for the 12-month period ended October 31, 1996, while the S&P 500 and Value Line Indices increased 24.10% and 14.69%, respectively. As a result of concern about higher inflation and interest rates, the fixed income markets were plagued by uncertainty and were very volatile. Rates were higher for the year and thus total return was less than coupon yield. The Pooled Debt Fund had a total return of 5.36% for the 12-month period ended October 31, 1996, compared to 5.81% for the Lehman Brothers Government/Corporate Intermediate Index. Short-term rates eased somewhat, but the real interest rate remained high. The Pooled Income Fund had a return of 5.69% for the 12-month period ended October 31, 1996, while 90-day T-Bills had a yield of 4.69%.

1996-1997

     The strong U.S. economy and low inflation created a very favorable scenario for the domestic equity markets and they responded by rising dramatically for the third consecutive year. The advance was slowed by small corrections in December, March, and August, but the markets recovered strongly in each instance. Until August, large-capitalization stocks outperformed the rest of the market, but finally small- and mid-cap stocks came to the forefront as concern about valuations and overseas financial turmoil caught up with the multinational companies. Investors were attracted to the low price/earnings ratios of cyclical issues, many of which are small- and mid-cap stocks. The Pooled Equity Fund had a return of 22.37% for the 12-month period ended October 31, 1997, while the S&P 500 and Value Line Indices increased 32.11% and 27.15%, respectively. The bond market advanced during the year as yields dropped uniformly across the maturity spectrum.
The combination of economic growth that was strong, but not excessive, and chaos in overseas financial markets reduced the chances that the Federal Reserve would raise interest rates. Declines in the federal budget deficit helped as well. The Pooled Debt Fund had a total return of 8.34% for the 12-month period ended October 31, 1997, compared to 7.49% for the Lehman Brothers Government/Corporate Intermediate Index. Short-term rates were largely unchanged for the year. The Pooled Income Fund had a return of 5.62% for the 12-month period ended October 31, 1997, while 90-day T-Bills had a yield of 4.64%.

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

     (4)  Instruments Defining the Rights of Security Holders, Including
Indentures

          (4.1) The UMB Bank, N.A. Master Plan and Trust for Self-Employed Individuals, as amended January 1, 1991, is attached as Exhibit 4.1 to post-effective amendment no. 5 to the Registrant's registration statement on Form S-1 (Commission file no. 33-27170) and is incorporated herein by reference as
Exhibit 4.1.

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

     (28) Information from Reports Furnished to State Insurance Regulatory Authorities

     Not applicable.

     (99)  Additional Exhibits

     Not applicable.

(b)  Reports Filed on Form 8-K.

     No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE COLLECTIVE INVESTMENT TRUSTS



                                     By  /s/David Miller
                                         David Miller
                                         Executive Vice President and
                                         Corporate Secretary for
                                         UMB Bank, N.A., Trustee
Dated:  January 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.

                                       UMB Bank, N.A., Trustee



                                        By  /s/David Miller
                                            David Miller
                                            Executive Vice President and
                                            Corporate Secretary for
                                            UMB Bank, N.A.
Dated:  January 28, 1998

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

                             UMB Bank, N.A. Defined Contribution
                                          Plan and Trust
                          Index to Financial Statements in Form 10-K

                                                                       Page

Report of Independent Auditors                                         F-2

Fund for Pooling Equity Investments of Employee Trusts:

     Financial Statements:
          Statements of Assets and Liabilities, October 31, 1997
            and 1996                                                   F-3
          Statements of Investments Held, October 31, 1997 and 1996    F-4
          Statements of Operations, three years ended October 31,
            1997, 1996, and  1995                                      F-9
          Statements of Participants' Interest, three years ended
            October 31, 1997, 1996, and 1995                           F-10

Fund for Pooling Debt Investments of Employee Trusts:

     Financial Statements:
          Statements of Assets and Liabilities, October 31, 1997
            and 1996                                                   F-11
          Statements of Investments Held, October 31, 1997 and 1996 F-12 Statements of Operations, three years ended October 31,
            1997, 1996, and 1995                                       F-17
          Statements of Participants' Interest, three years ended
            October 31, 1997, 1996, and 1995                           F-18

Pooled Income Fund for Employee Trusts:

     Financial Statements:
          Statements of Assets and Liabilities, October 31, 1997
            and 1996                                                   F-19
          Statements of Investments Held, October 31, 1997 and 1996 F-20 Statements of Operations, three years ended October 31,
            1997, 1996, and 1995                                       F-21
          Statements of Participants' Interest, three years ended
            October 31, 1997, 1996, and 1995                           F-22

Notes to Financial Statements for the three years ended October 31,
1997                                                                   F-23

(LOG0) BAIRD        City Center Square
       KURTZ &      1100 Main Street, Suite 2700       http://www.bkd.com
       DOBSON       Kansas City, MO 64105-2112         Member of Moores
Certified Public    816 221-6300 Fax: 816 221-6380     Moores Rowland
  Accountants                                           International




                      Independent Accountants' Report



Board of Directors
UMB Bank, n.a.
Kansas City, Missouri


     We have audited the accompanying statement of assets and liabilities of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. (the Funds), including the statement of investments held, as of October 31, 1997, the related statement of operations and participants' interest for the year then ended. These financial statements are the responsibility of the Funds' management. Our responsi-bility is to express an opinion on these financial statements based on our audit. The statements of assets and liabilities and statements of investments held of the Funds as of October 31, 1996, and the related statements of operations and participants' interest for each of the two years in the period ended October 31, 1996, were audited by other auditors whose report dated November 15, 1996 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. as of October 31, 1997, the results of its operations and the changes in its participants' interest for the year then ended, in conformity with generally accepted accounting principles.



                                           (Signed) BAIRD, KURTZ & DOBSON

Kansas City, Missouri
November 25, 1997


                                         UMB BANK, n.a.

                      FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                              STATEMENTS OF ASSETS AND LIABILITIES

                                    OCTOBER 31, 1997 AND 1996


                                                                   October 31
                                                       1997                          1996
                                                Cost         Market           Cost           Market
ASSETS
  Investments:
    Common stocks                           $129,558,673  $161,875,185    $166,352,044   $195,325,708
    Commercial paper                          49,763,553    49,763,553      60,617,285     60,617,285
    Short-term money market fund               2,884,013     2,884,013       3,228,319      3,228,319

                                            $182,206,239  $214,522,751    $230,197,648    259,171,312

    Interest and dividends receivable                          331,235                        436,199
    Receivable for securities sold                           2,140,974
                                                           216,994,960                    259,607,511

LIABILITIES
  Audit fee payable                                              9,190                          8,214

PARTICIPANTS' INTEREST, Equivalent to
  $88.77 per unit on 2,444,463 units
  outstanding in 1997 and $72.54 per unit
  on 3,578,723 units outstanding in 1996                  $216,985,770                   $259,599,297





















See Notes to Financial Statements

                                           UMB BANK, n.a.

                        FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                                  STATEMENTS OF INVESTMENTS HELD

                                    OCTOBER 31, 1997 AND 1996


                                                 1997                               1996
                                   Number of                          Number of
                                    Shares                             Shares
                                      or                                 or
                                   Principal                          Principal
                                    Amount       Cost       Market     Amount       Cost         Market

COMMON STOCKS - 1997, 75.5%;
  1996, 75.4%

  CONSUMER NONDURABLES - 1997,
    7.6%;1996, 9.7%
   BEVERAGES:
    ANHEUSER BUSCH COMPANIES INC.    46,000 $  1,020,361 $ 1,837,148    46,000 $  1,020,361   $1,771,000

   FOOD:
    ARCHER DANIELS MIDLAND CO.       76,403      199,383   1,699,967    72,765      199,386    1,591,734
    BOB EVANS FARMS INC.            165,000    3,134,137   3,124,770   165,000    3,134,137    2,062,500
    BRINKER INTERNATIONAL           211,300    3,667,040   2,958,200   211,300    3,667,040    3,592,100
    HEINZ (HJ) CO.                                                      30,450      711,110    1,080,975
      TOTAL FOOD                               7,000,560   7,782,937              7,711,673    8,327,309

   HEALTHCARE:
    ALLEGIANCE CORPORATION                                               5,580       32,211      104,625
    BARD C R INC.                   104,700    2,643,317   2,905,425   104,700    2,643,317    2,957,775
    BAXTER INTERNATIONAL INC.        27,900      394,761   1,293,863    27,900      394,761    1,161,338
    BRISTOL MYERS SQUIBB CO.                                            38,000    1,204,654    4,018,500
    COMMUNITY PSYCHIATRIC CENTERS                                      298,000    3,209,900    2,644,750
    IMATION CORPORATION                                                  1,400        6,937       38,325
    MERCK & CO., INC.                10,000       21,616     892,500    17,100       38,901    1,263,262
      TOTAL HEALTHCARE                         3,059,694   5,091,788              7,530,681   12,188,575

   HOUSEHOLD PRODUCTS:
    RUBBERMAID INC.                  64,250    1,842,229   1,546,048    64,250    1,842,229    1,493,812

   PHOTOGRAPHY:
    EASTMAN KODAK COMPANY                                               16,500      344,702    1,313,812

TOTAL CONSUMER NONDURABLES                    12,922,844  16,257,921             18,449,646   25,094,508

SERVICES - 1997, 12.5%,
   1996, 11.9%
   MEDIA:
    DUN & BRADSTREET                 55,300    1,052,099   1,579,534    55,300    2,810,845    3,193,575
    GANNETT CO., INC.                                                   46,200    1,206,234    3,499,650
      TOTAL MEDIA                              1,052,099   1,579,534              4,017,079    6,693,225

   RETAIL:
    AMERICAN GREETINGS CORP.        113,000    3,155,602   3,919,744   158,000    4,535,617    4,631,454
    ASCENT ENTERTAINMENT             44,871      270,090     443,101
    BLOCK H&R INC.                   93,200    3,190,470   3,448,400   125,000    4,308,301    3,109,375
    COGNIZANT CORP.                            1,348,339   1,975,075
    DILLARDS INC.                    44,000    1,148,150   1,699,500   139,000    4,357,060    4,413,250
    DONNELLEY R R & SONS CO.         62,000    1,888,086   2,022,750
    THE LIMITED INC.                 64,724    1,253,170   1,525,092    64,724    1,253,170    1,189,303
    TOYS 'R' US INC.                111,000    2,790,621   3,774,000   130,600    3,426,164    4,424,075
     TOTAL RETAIL                             15,044,528  18,807,662             17,880,312    7,767,457

   TEXTILE AND APPAREL:
    BASSETT FURNITURE INDUSTRY      132,000    3,080,904   3,696,000   162,600    3,858,917    3,638,175
    BROWN GROUP INC.                 84,600    2,365,705   1,279,575    84,600    2,365,705    1,744,875
    STRIDE RITE CORP.               123,600    1,817,797   1,452,300   123,600    1,817,797    1,019,700
     TOTAL TEXTILE AND APPAREL                 7,264,406   6,427,875              8,042,419    6,402,750

TOTAL SERVICES                                23,361,033  26,815,071             29,939,810   30,863,432



CONSUMER DURABLES - 1997, 3.5%;
 1996, 2.8%
   AUTOMOTIVE:
    GENERAL MOTORS CORP.                                                 6,800      220,957      364,650
    GENUINE PARTS CO.               108,900    1,745,240   3,409,986    72,600    1,745,240    3,176,250
    SUPERIOR INDUSTRIES              82,700    2,080,448   2,207,098
     TOTAL AUTOMOTIVE                          3,825,688   5,617,084              1,966,197    3,540,900

   BUILDING:
    MASCO CORP.                      41,000      973,719   1,798,875   118,400    2,974,249    3,714,800

TOTAL CONSUMER DURABLES                        4,799,407   7,415,959              4,940,446    7,255,700

CAPITAL GOODS - 1997, 17.7%;
  1996, 20.8%
   ELECTRICAL EQUIPMENT:
    GENERAL ELECTRIC CO.                                                21,000       61,999    2,031,750

   ELECTRONICS:
    ELECTRONIC DATA SYSTEMS          78,400    2,888,355   3,033,139
    SENSORMATIC ELECTRONICS         314,600    5,086,816   4,699,495   235,200    4,023,060    3,851,400
    TANDEM COMPUTERS INC.                                              371,200    4,631,344    4,686,400
     TOTAL ELECTRONICS                         7,975,171   7,732,634              8,654,404    8,537,800

   MACHINERY:
    COOPER INDUSTRIES INC.           73,000    3,134,847   3,805,125    88,000    3,865,427    3,531,000
    GIDDINGS & LEWIS                                                   209,000    3,401,187    2,455,750
    SNAP ON INC.                     53,000    1,158,170   2,279,000    93,000    2,081,172    2,987,625
     TOTAL MACHINERY                           4,293,017   6,084,125              9,347,786    8,974,375

   OFFICE EQUIPMENT:
    DIGITAL EQUIPMENT CORP.          73,400    2,514,031   3,674,624    59,400    2,490,096    1,752,300
    INTERNATIONAL BUSINESS
      MACHINES CORP.                 18,000      174,389   1,773,000    17,800      689,326    2,296,200
    NOVELL INC.                     480,400    7,034,665   4,053,615   322,400    5,634,056    2,982,200
    TEXAS INSTRUMENTS INC.                                              69,000    3,598,950    3,320,625
     TOTAL OFFICE EQUIPMENT                    9,723,085   9,501,239             12,412,428   10,351,325

   MISCELLANEOUS:
    APPLIED MATERIALS                                                  118,800    4,255,198    3,140,834
    BROWNING FERRIS INDUSTRIES      101,300    2,929,865   3,292,250   158,600    4,658,892    4,163,250
    CALGON CARBON CORP.             355,800    4,753,177   4,203,065   355,800    4,753,177    3,558,000
    GLOBAL IND. TECH.               117,000    1,398,740   1,996,371   117,000    1,398,740    2,179,125
    GRAINGER W W INC.                20,000    1,072,762   1,748,760    43,000    2,378,693    3,187,375
    HILLENBRAND INDUSTRIES, INC.     79,800    2,364,044   3,411,450   123,575    3,690,426    4,572,275
    WMX TECHNOLOGIES, INC.                                              96,000    2,631,424    3,300,000
     TOTAL MISCELLANEOUS                      12,518,588  14,651,896             23,766,550   24,100,859

TOTAL CAPITAL GOODS                           34,509,861  37,969,894             54,243,167   53,996,109

BASIC MATERIALS - 1997, 14.5%;
  1996, 12.5%
   CHEMICALS:
    AIR PRODUCTS & CHEMICALS INC.                                       22,000      578,535    1,320,000
    ENGELHARD CORP.                 177,400    3,853,792   3,082,325
    MALLINCKRODT INC.                91,100    2,678,446   3,416,250    91,100    2,678,446    3,962,850
    NALCO CHEMICAL CO.               80,000    1,698,734   3,200,000   113,900    2,833,435    4,143,112
     TOTAL CHEMICALS                           8,230,972   9,698,575              6,090,416    9,425,962

   METAL AND MINING:
    BRUSH WELLMAN INC.               74,300      999,245   1,787,881    74,300      999,245    1,402,413
    CYPRUS AMAX MINERALS COMPANY    179,100    4,393,342   3,749,996   168,000    4,141,538    3,801,000
     TOTAL METAL AND MINING                    5,392,587   5,537,877              5,140,783    5,203,413

   PAPER AND FORESTRY PRODUCTS:
    UNION CAMP CORP.                 62,800    2,900,601   3,403,006    46,100    2,055,017    2,247,375
    WEYERHAEUSER CO.                 61,700    1,786,408   2,946,175    61,700    1,786,408    2,830,488
     TOTAL PAPER AND FORESTRY
      PRODUCTS                                 4,687,009   6,349,181              3,841,425    5,077,863

   PETROLEUM:
    AMOCO CORP.                      21,045      404,827   1,944,032    21,045      404,827    1,594,159
    ATLANTIC RICHFIELD CO.           14,000      731,740   1,152,382    15,500    1,642,991    2,053,750
    DRESSER INDUSTRIES INC.          45,000      783,534   1,895,625    67,900    1,242,179    2,240,700
    KERR MCGEE CORP.                 41,000    1,656,243   2,770,083    54,900    2,314,718    3,444,975
    USX MARATHON GROUP               51,000      860,009   1,823,250   155,300    2,716,149    3,397,188
     TOTAL PETROLEUM                           4,436,353   9,585,372              8,320,864   12,730,772

TOTAL BASIC MATERIALS                         22,746,921  31,171,005             23,393,488   32,438,010


TRANSPORTATION - 1997, 1.2%;
  1996, 1.9%
   RAILROADS:
    NORFOLK SOUTHERN CORP.                                              10,000      149,792      891,250
    UNION PACIFIC CORP.              16,000      240,340     980,000    26,200      534,964    1,470,475
    UNION PACIFIC RESOURCES          21,511      245,260     529,708    22,189      260,618      610,198
     TOTAL RAILROADS                             485,600   1,509,708                945,374    2,971,923

   TRUCKING:
    CALIBER SYSTEMS INC.                                                74,000    2,786,230    1,248,750
    ROADWAY EXPRESS INC.             37,000      563,687   1,026,750    37,000      563,687      587,375
     TOTAL TRUCKING                              563,687   1,026,750              3,349,917    1,836,125

TOTAL TRANSPORTATION                           1,049,287   2,536,458              4,295,291    4,808,048

MULTIBUSINESS - 1997, .7%;
  1996, .9%
    MINNESOTA MINING & MANU-
     FACTURING CO.                                                      14,000      169,075    1,069,250
    TRW INC.                         26,000      829,465   1,488,500    13,000      829,465    1,176,500
TOTAL MULTIBUSINESS                              829,465   1,488,500                998,540    2,245,750

UTILITIES - 1997, 16.8%;
  1996, 12.9%
   COMMUNICATION:
    AT&T CORPORATION                 92,500    3,015,705   4,520,938    62,850    2,097,848    2,199,750
    BELL ATLANTIC CORPORATION        28,000      696,650   2,240,000    28,000      696,650    1,687,000
    COMSAT CORP.                     91,800    1,438,286   2,099,925    91,800    1,708,381    2,157,300
    SPRINT CORP.                                                        69,100    1,436,538   2,712,175
    U S WEST INC.                    74,300    1,762,072   2,958,106    74,300    1,762,072    2,256,863
    US WEST MEDIA GROUP              35,000      545,807     883,750    74,300    1,183,552    1,160,938
     TOTAL COMMUNICATION                       7,458,520  12,702,719              8,885,041   12,174,026

   ELECTRIC:
    DOMINION RESOURCES, INC. VA      97,000    3,809,559   3,607,236    91,000    3,604,240    3,435,250
    DUKE ENERGY CORP.                27,154      392,924   1,316,969
    ENTERGY CORP.                   123,600    2,965,155   3,012,750   123,600    2,965,155    3,460,800
    FLORIDA PROGRESS CORP.          113,200    3,262,448   3,686,132    76,000    2,234,425    2,536,500
    PANENERGY CORP.                                                     26,000      392,930    1,001,000
    SCANA CORP.                      71,000    1,156,990   1,792,750    71,000    1,156,990    1,899,250
    TEXAS UTILITIES CO.              43,550    1,458,305   1,562,356    43,700    1,464,914    1,769,850
    UNION ELECTRIC CO.               61,600    2,217,842   2,321,581    61,600    2,217,842    2,379,300
     TOTAL ELECTRIC                           15,263,223  17,299,774             14,036,496   16,481,950

   NATURAL GAS:
    MAPCO INC.                      118,000    2,742,675   3,894,000   149,800    3,600,343    4,662,525

   MISCELLANEOUS:
    WASTE MANAGEMENT INC.           96,000    2,631,424   2,226,048

TOTAL UTILITIES                               28,095,842  36,122,541             26,521,880   33,318,501

FINANCE - 1997, 1.0%; 1996, 2.0%
   BANKS:
    FIRST CHICAGO NBD CORP.                                             48,900    1,481,688    2,493,900

   INSURANCE:
    LIBERTY CORP. SC                 49,000    1,244,013   2,097,836    81,500    2,088,088    2,811,750

TOTAL FINANCE                                  1,244,013   2,097,836              3,569,776    5,305,650

TOTAL COMMON STOCKS                          129,558,673 161,875,185            166,352,044  195,325,708

COMMERCIAL PAPER - 1997, 23.2%;
  1996, 23.4%
   AIG FUNDING, INC.,
    DUE 12/17/96                                                     1,000,000      991,300      991,300
   ABBOTT LABORATORIES,
    DUE 11/5/97                   2,500,000    2,489,024   2,489,024
   ABBOTT LABORATORIES,
    DUE 11/27/96                                                     2,000,000    1,991,590     1,991,590
   ALUMINUM CO. OF AMERICA,
    DUE 11/1/96                                                        690,000      685,488       685,488
   AMERICAN TELEPHONE & TELE.
     CO., DUE 10/14/97            2,100,000    2,081,174   2,081,174
   AMERICAN TELEPHONE & TELE.
     CO., DUE 11/26/96                                               3,000,000    2,973,800     2,973,800
   ATLANTIC RICHFIELD,
    DUE 11/24/97                    975,000      965,947     965,947
   BELL ATLANTIC, DUE 11/5/97     2,000,000    1,995,722   1,995,722
   BELLSOUTH, DUE 11/13/97        1,000,000      997,700     997,700
   CAMPBELL CORP., DUE 11/13/97   2,000,000    1,986,909   1,986,909
   CHEVRON OIL FINANCE CO.,
     DUE 11/20/96                                                    1,500,000    1,490,430     1,490,430
   CHEVRON OIL FINANCE CO.,
     DUE 12/20/96                                                    2,450,000    2,429,121     2,429,121
   COCA COLA COMPANY, DUE
     12/4/97                      2,000,000    1,986,957   1,986,957
   COCA-COLA COMPANY,
    DUE 11/24/97                  2,500,000    2,483,000   2,483,000
   COCA-COLA COMPANY,
    DUE 11/22/96                                                     2,000,000    1,987,867     1,987,867
   COCA-COLA COMPANY,
    DUE 12/3/96                                                      2,000,000    1,986,133     1,986,133
   COCA-COLA COMPANY,
    DUE 12/6/96                                                      2,000,000    1,987,338     1,987,338
   DISNEY CORP., DUE 11/21/97     2,000,000    1,991,476   1,991,476
   DISNEY CORP., DUE 12/16/97     1,500,000    1,489,478   1,489,478
   DOVER CORP., DUE 11/18/96                                         1,000,000      995,488       995,488
   DOW CHEMCIAL CORP.,
    DUE 11/18/97                  2,000,000    1,991,139   1,991,139
   DOW CHEMICAL CORP.,
    DUE 11/19/97                  2,000,000    1,991,155   1,991,155
   DOW CHEMICAL CORP.,
    DUE 12/05/97                  2,000,000    1,986,250   1,986,250
   DUPONT (E.I.) DE NEMOURS,
     INC., DUE 11/12/97           2,000,000    1,986,604   1,986,604
   DUPONT (E.I.) DE NEMOURS,
     INC., DUE 12/6/96                                               2,000,000    1,986,950     1,986,950
   DUPONT (E.I.) DE NEMOURS,
     INC., DUE 11/15/96                                              1,000,000      993,583       993,583
   DUPONT (E.I.) DE NEMOURS,
     INC., DUE 12/4/96                                               1,000,000      990,795       990,795
   EMERSON ELECTRIC,
     DUE 11/10/97                 2,500,000    2,482,875   2,482,875
   EMERSON ELECTRIC,
     DUE 12/01/97                 2,000,000    1,986,350   1,986,350
   EMERSON ELECTRIC, DUE 12/2/97  1,000,000      995,111     995,111
   EMERSON ELECTRIC, DUE 12/8/97  1,500,000    1,489,744   1,489,744
   ENGELHARD CORP., DUE 11/14/97  1,000,000      995,425     995,425
   GANNETT, INC., DUE 11/8/96                                        2,000,000    1,995,650     1,995,650
   GENERAL MILLS, INC.,
    DUE 11/26/96                                                     2,500,000    2,489,467     2,489,467
   HEINZ (H.J.) CO.,
    DUE 12/12/97                  2,000,000    1,986,300   1,986,300
   INTERNATIONAL BUSINESS MACH,
    DUE 11/12/96                                                     1,500,000    1,486,650     1,486,650
   INTERNATIONAL BUSINESS MACH,
    DUE 11/19/96                                                       850,000      842,364       842,364
   INTERNATIONAL BUSINESS MACH,
     DUE 11/22/96                                                    2,000,000    1,987,167     1,987,167
   INTERNATIONAL BUSINESS MACH,
    DUE 11/1/96                                                        950,000      944,059       944,059
   INTERNATIONAL BUSINESS MACH,
     DUE 11/6/96                                                       500,000      497,889       497,889
   MONSANTO CORP., DUE 11/7/97    1,475,000    1,461,705   1,461,705
   MOTOROLA, INC., DUE 12/10/96                                      2,000,000    1,982,600     1,982,600
   PENNY, (J.C.) FUNDING CORP.,
    DUE 11/12/97                  2,500,000    2,488,944   2,488,944
   PENNY, (J.C.) FUNDING CORP.,
     DUE 11/15/96                                                    2,000,000    1,990,993     1,990,993
   PEPSICO, INC., DUE 11/6/96                                        1,035,000    1,032,895     1,032,895
   PHILLIP MORRIS COS., INC.,
    DUE 11/7/97                   2,000,000    1,991,187   1,991,187
   PHILLIP MORRIS COS., INC.,
    DUE 11/1/96                                                        500,000      497,731       497,731
   PHILLIP MORRIS COS., INC.,
     DUE 12/10/96                                                    2,000,000    1,986,686     1,986,686
   PHILLIP MORRIS COS., INC.,
     DUE 12/11/96                                                    2,000,000    1,987,264     1,987,264
   PHILLIP MORRIS COS., INC.,
     DUE 12/13/96                                                    2,000,000    1,986,950     1,986,950
   PROCTOR & GAMBLE CO.,
    DUE 11/14/97                  2,000,000    1,991,507   1,991,507
   PROCTOR & GAMBLE CO.,
    DUE 12/23/97                  1,000,000      990,864     990,864
   PROCTOR & GAMBLE CO.,
    DUE 11/12/96                                                     2,000,000    1,990,756     1,990,756
   PROCTOR & GAMBLE CO.,
    DUE 1/24/97                                                      2,000,000    1,974,236     1,974,236
   PROGRESS CAPITAL, DUE 11/25/97 1,500,000    1,493,572   1,493,572
   PROGRESS CAPITAL, DUE 11/13/96                                    1,000,000      997,954       997,954
   RAYTHEON CO., DUE 11/19/96                                        1,750,000    1,742,881     1,742,881
   SHELL OIL CO. SERIES A,
    DUE 11/8/96                                                      1,000,000      995,667       995,667
   TOYS 'R' US, DUE 12/2/97       2,000,000    1,989,592   1,989,592
   TOYS 'R' US, DUE 11/15/96                                         2,000,000    1,991,300     1,991,300
   TOYS 'R' US, DUE 11/1/96                                          1,000,000      995,625       995,625
   WAL-MART STORES, INC.,
    DUE 12/2/96                                                      1,275,000     1,266,712     1,266,712
   XEROX CORPORATION,
    DUE 11/14/97                  1,000,000      997,842     997,842
   XEROX CORPORATION,
    DUE 11/12/96                                                     1,500,000     1,489,899     1,489,899
   XEROX CORPORATION,
    DUE 11/8/96                                                      2,000,000     1,986,525     1,986,525
   XEROX CORPORATION,
    DUE 12/13/96                                                     2,000,000     1,987,482     1,987,482
TOTAL COMMERCIAL PAPER                        49,763,553  49,763,553              60,617,285    60,617,285

SHORT-TERM MONEY MARKET FUND -
  1997, 1.3%; 1996, 1.2%
   SHORT-TERM MONEY MARKET FUND
     OF UMB BANK, n.a.            2,884,013    2,884,013   2,884,013 3,228,319     3,228,319     3,228,319

TOTAL INVESTMENTS HELD                      $182,206,239$214,522,751            $230,197,648  $259,171,312








See Notes to Financial Statements

                                                   UMB BANK, n.a.

                                FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                                              STATEMENTS OF OPERATIONS

                                     YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995



                                                                     1997             1996         1995

INVESTMENT INCOME
   Interest                                                    $  2,997,417   $  3,891,359   $  3,855,343
   Dividends                                                      4,488,947      5,277,837      5,407,364
          Total investment income                                 7,486,364      9,169,196      9,262,707

   Audit expense                                                      9,131         11,563         11,184
   Foreign taxes                                                                                    6,772
          Net investment Income                                   7,477,233      9,157,633      9,244,751

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
    Realized gain on investments sold,
     matured or redeemed
       Proceeds                                                 733,528,663    907,344,217    725,215,369
       Cost of investments                                      694,785,209    880,250,904    694,333,687
          Net realized gain on investments sold,
            matured or redeemed                                  38,743,454     27,093,313     30,881,682

    Unrealized gain (loss) on investments
      Beginning of year                                          28,973,664     30,113,618     37,955,084
      End of year                                                32,316,511     28,973,664     30,113,618
          Net unrealized gain (loss) on investments               3,342,847     (1,139,954)    (7,841,466)

          Net realized and unrealized gain on investments        42,086,301     25,953,359     23,040,216

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                  $  49,563,534   $ 35,110,992   $ 32,284,967

TOTAL EXPENSE AS A PERCENT OF NET
   INVESTMENT INCOME                                               0.12%          0.13%           0.19%










See Notes to Financial Statements

                                                UMB BANK, n.a.

                           FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                                    STATEMENTS OF PARTICIPANTS' INTEREST

                                YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995




                                           1997                    1996                   1995
                                    Units      Amount 	       Units      Amount       Units       Amount

PARTICIPANTS' INTEREST,
  Beginning of year               3,578,723 $ 259,599,297  4,082,250 $ 262,551,708 4,117,128  $ 232,073,838

FROM INVESTMENT ACTIVITIES
  Net investment income                         7,477,233                9,157,633                9,244,751
  Net realized gain on investments
    sold, matured or redeemed                  38,743,454               27,093,313               30,881,682
  Net unrealized gain (loss)
    on investments                              3,342,847               (1,139,954)              (7,841,466)
        Net increase from investment
          activities                           49,563,534               35,110,992               32,284,967

FROM PARTICIPATING UNIT TRANSACTIONS
  Issuance of units                 258,795    20,595,034    664,569    44,294,031   600,575     35,970,886
  Redemption of units            (1,393,055) 	(112,772,095)(1,168,096) (82,357,434) (635,453)   (37,777,983)
        Net decrease from
          participating unit
          transactions           (1,134,260)  (92,177,061)  (503,527)  (38,063,403)  (34,878)   (1,807,097)

PARTICIPANTS' INTEREST,
   End of year                    2,444,463 $	216,985,770  3,578,723 $ 259,599,297 4,082,250  $ 262,551,708

NET ASSET VALUE PER PARTICI-
   PATING UNIT                                   $88.77                   $72.54                  $64.32














See Notes to Financial Statements

                                             UMB BANK, n.a.

                          FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                                  STATEMENTS OF ASSETS AND LIABILITIES

                                       OCTOBER 31, 1997 AND 1996




                                                          1997                           1996
                                                 Cost           Market          Cost             Market
ASSETS
  Investments:
    United States Government and
      Agency obligations                     $ 57,284,065   $  59,598,463    $ 80,390,770    $ 81,657,383
    Corporate bonds                            65,873,924      67,594,174      81,407,772      82,264,963
    Commercial paper                              342,835         342,835         499,632         499,632
    Short-term money market fund                  330,312         330,312       1,804,054       1,804,054

                                             $123,831,136     127,865,784    $164,102,228     166,226,032

  Interest receivable                                           2,148,730                       2,757,097
                                                              130,014,514                     168,983,129

LIABILITIES
  Audit fee payable                                                 9,190                           8,635

PARTICIPANTS' INTEREST, Equivalent to
  $66.40 per unit on 1,958,030 units
  outstanding in 1997 and $61.38 per
  unit on 2,752,806 units outstanding
  in 1996                                                    $130,005,324                    $168,974,494


















See Notes to Financial Statements

                                             UMB BANK, n.a.

                          FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                                     STATEMENTS OF INVESTMENTS HELD

                                       OCTOBER 31, 1997 AND 1996


                                               1997                               1996
                                Face Value                          Face Value
                                 or Number                          or Number
                                    of                                 of
                                   Units       Cost       Market      Units       Cost        Market
UNITED STATES GOVERNMENT AND
AGENCY OBLIGATIONS - 1997,
46.6%;1996, 49.1%
 UNITED STATES TREASURY NOTES,
  4.75%, DUE 10/31/98                                                 200,000 $    199,472 $    196,376
 UNITED STATES TREASURY NOTES,
  4.75%, DUE 9/30/98                                                  225,000      224,208      221,063
 UNITED STATES TREASURY NOTES,
  5.125%, DUE 11/30/98          1,500,000 $  1,420,898 $  1,492,965 1,500,000    1,420,898    1,481,250
 UNITED STATES TREASURY NOTES,
  5.125%, DUE 12/31/98                                                100,000       99,717       98,688
 UNITED STATES TREASURY NOTES,
  5.125%, DUE 2/28/98                                                 205,000      203,979      203,655
 UNITED STATES TREASURY NOTES,
  5.125%, DUE 3/31/98                                                 225,000      224,363      223,524
 UNITED STATES TREASURY NOTES,
  5.125%, DUE 4/30/98                                               3,600,000    3,598,088    3,573,000
 UNITED STATES TREASURY NOTES,
  5.125%, DUE 6/30/98                                                 500,000      499,609      495,625
 UNITED STATES TREASURY NOTES,
  5.25%, DUE 7/31/98            2,250,000    2,248,043    2,245,793 5,000,000    4,995,650    4,962,500
 UNITED STATES TREASURY NOTES,
  5.50%, DUE 9/30/97                                                  240,000      239,585      240,074
 UNITED STATES TREASURY NOTES,
  5.50%, DUE 4/15/00            3,000,000    2,980,195    2,986,890 3,000,000    2,980,195    2,956,890
 UNITED STATES TREASURY NOTES,
  5.625%, DUE 2/15/06             500,000      473,672      490,155   500,000      473,672      475,470
 UNITED STATES TREASURY NOTES,
  5.75%, DUE 8/15/03            5,205,000    5,040,863    5,180,589 5,475,000    5,309,598    5,332,979
 UNITED STATES TREASURY NOTES,
  5.875%, DUE 2/15/04           1,000,000      945,547    1,002,190 1,000,000      945,547      977,500
 UNITED STATES TREASURY NOTES,
  5.875%, DUE 11/15/05          2,500,000    2,474,414    2,492,975 2,500,000    2,474,414    2,419,525
 UNITED STATES TREASURY NOTES,
  6.00%, DUE 10/15/99                                                 290,000      284,887      290,998
 UNITED STATES TREASURY NOTES,
  6.00%, DUE 11/30/97                                                 500,000      495,469      502,190
 UNITED STATES TREASURY NOTES,
  6.00%, DUE 12/31/97                                               1,500,000    1,448,672    1,507,500
 UNITED STATES TREASURY NOTES,
  6.375%, DUE 3/31/01                                                 505,000      504,152      510,681
 UNITED STATES TREASURY NOTES,
  6.375%, DUE 6/30/97                                                 300,000      299,304      301,875
 UNITED STATES TREASURY NOTES,
  6.375%, DUE 7/15/99                                                 160,000      159,421      162,000
 UNITED STATES TREASURY NOTES,
  6.50%, DUE 8/15/97                                                  565,000      564,801      569,593
 UNITED STATES TREASURY NOTES,
  6.50%, DUE 8/15/05              500,000      493,438      518,125   500,000      493,438      505,315
 UNITED STATES TREASURY NOTES,
  7.00%, DUE 4/15/99            2,000,000    1,998,750    2,037,500 2,000,000    1,998,750    2,052,500
 UNITED STATES TREASURY NOTES,
  7.125%, DUE 10/15/98                                                195,000      194,206      199,935
 UNITED STATES TREASURY NOTES,
  7.25%, DUE 5/15/04                                                  650,000      650,609      687,785
 UNITED STATES TREASURY NOTES,
  7.50%, DUE 10/31/99             500,000      494,219      516,875   500,000      494,219      520,940
 UNITED STATES TREASURY NOTES,
  7.75%, DUE 2/15/01              400,000      396,948      423,500   400,000      396,948      425,376
 UNITED STATES TREASURY NOTES,
  7.875%, DUE 8/15/01                                                 150,000      149,336      160,969
 UNITED STATES TREASURY NOTES,
  8.00%, DUE 8/15/99            5,000,000    4,907,813    5,195,300 5,000,000    4,907,813    5,264,050
 UNITED STATES TREASURY NOTES,
  8.125%, DUE 2/15/98           1,000,000      998,594    1,007,190 3,000,000    2,995,781    3,090,930
 UNITED STATES TREASURY NOTES,
  8.50%, DUE 2/15/00              650,000      720,667      687,986   650,000      720,667      698,548
 UNITED STATES TREASURY NOTES,
  8.50%, DUE 11/15/00                                                 125,000      124,395      135,899
 UNITED STATES TREASURY NOTES,
  8.625%, DUE 8/15/97                                                 200,000      199,250      204,812
 UNITED STATES TREASURY NOTES,
  8.75%, DUE 10/15/97                                                 290,000      289,502      298,610
 UNITED STATES TREASURY NOTES,
  9.00%, DUE 5/15/98                                                  205,000      205,000      214,994
 UNITED STATES TREASURY SECURI-
  TIES STRIPPED COUPON,
  DUE 8/15/02                   3,270,000    1,473,135    2,494,389 3,270,000    2,167,246    2,301,262
 FEDERAL HOME LOAN BANK,
  3.00%,DUE 9/14/98             2,000,000    2,000,000    1,907,500 2,000,000    2,000,000    1,894,740
 FEDERAL HOME LOAN BANK,
  5.44%,DUE 10/15/03            1,000,000      908,790      971,560 1,000,000      908,790      945,940
 FEDERAL HOME LOAN BANK,
  6.513%,DUE 12/20/00                                               1,050,000    1,050,000    1,047,050
 FEDERAL HOME LOAN BANK,
  7.26%, DUE 9/6/01               500,000      497,813      522,655   500,000      497,813      520,315
 FEDERAL HOME LOAN MORTGAGE,
  6.55%, DUE 4/2/03             1,000,000      998,438    1,000,000 1,000,000      998,438      989,380
 FEDERAL HOME LOAN MORTGAGE,
  7.23%, DUE 5/23/05            1,300,000    1,300,000    1,323,972 1,300,000    1,300,000    1,309,347
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.10%,
  DUE 7/22/98                   3,000,000    3,000,938    2,994,390 3,000,000    3,000,938    2,965,320
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.45%,
  DUE 10/14/03                  1,000,000      999,531      972,190 1,000,000      999,531      946,560
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.80%,
  DUE 12/10/03                  1,000,000      996,875      989,060 1,000,000      996,875      965,310
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.93%,
  DUE 9/26/03                   1,000,000    1,000,000      981,900 1,000,000    1,000,000      959,500
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 6.10%,
  DUE 2/10/00                     500,000      499,531      503,125   500,000      499,531      499,530
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 6.45%,
  DUE 4/23/01                   1,000,000    1,000,000    1,018,600 1,000,000    1,000,000    1,009,200
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.55%,
  DUE 4/22/02                   1,000,000    1,000,000    1,064,690 1,000,000    1,000,000    1,059,690
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.65%,
  DUE 3/10/05                     500,000      499,453      548,125   500,000      499,453      533,280
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.76%,
  DUE 5/5/05                                                          275,000      275,000      280,802
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.95%,
  DUE 11/25/19                                                        174,663      177,665      177,446
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 8.35%,
  DUE 11/10/99                  1,600,000    1,590,031    1,675,504 1,600,000    1,590,031    1,700,000
 FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 8.70%,
  DUE 6/10/99                                                         750,000      750,000      797,107
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 7.50%,
  DUE 6/20/02                                                         203,718      184,749      205,666
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 8.00%,
  DUE 2/20/02                                                          28,438       26,908       29,082
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 8.00%,
  DUE 5/20/02                                                         102,869       98,031      105,207
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 8.25%,
  DUE 3/15/02                                                         174,662      173,893      180,373


GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 8.50%,
  DUE 12/15/01                                                         60,806       59,135       63,189
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 8.50%,
  DUE 7/20/01                                                          12,488       12,621       12,901
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 8.50%,
  DUE 9/20/01                                                          40,362       40,342       41,696
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 9.00%,
  DUE 12/20/01                                                         26,431       26,479       27,553
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 9.50%,
  DUE 10/15/08                                                        150,557      148,628      159,052
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 9.50%,
  DUE 6/20/03                                                          72,921       72,391       76,410
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 10.00%,
  DUE 3/20/03                                                          28,775       28,827       30,130
 GOVERNMENT NATIONAL MORTGAGE
  ASSOCIATION, 10.50%,
  DUE 2/20/03                                                          44,602       44,998       46,712
 ISRAEL STATE, UNITED STATES
  GOVERNMENT GUARANTEED BOND,
  5.25%, DUE 3/15/98                                                1,000,000    1,007,344      989,200
 ISRAEL STATE, UNITED STATES
  GOVERNMENT GUARANTEED BOND,
  5.25% DUE 9/15/00             1,000,000      994,230      982,400 1,000,000      994,230      964,100
 SMALL BUSINESS ADMINISTRATION
  POOLS, 5.75%, DUE 1/1/04        493,140      493,140      483,277   571,174      571,174      554,039
 SMALL BUSINESS ADMINISTRATION
  POOLS, 6.54%, DUE 12/10/05      750,000      750,000      745,350   750,000      750,000      731,250
 SMALL BUSINESS ADMINISTRATION
  POOLS, 7.05%, DUE 9/1/12        749,944      749,944      734,945   828,550      828,550      797,479
 SMALL BUSINESS ADMINISTRATION
  POOLS, 7.35%, DUE 8/1/05                                            250,000      250,000      252,250
 SMALL BUSINESS ADMINISTRATION
  POOLS, 7.40%, DUE 8/1/12        810,958      810,958      810,958   849,005      849,005      837,332
 SMALL BUSINESS ADMINISTRATION
  POOLS, 7.44%, DUE 5/1/06      1,500,000    1,500,000    1,530,000 1,500,000    1,500,000    1,522,500
 SMALL BUSINESS ADMINISTRATION
  POOLS, 7.45%, DUE 12/1/12                                           218,149      218,149      214,877
 SMALL BUSINESS ADMINISTRATION
  POOLS, 7.55%, DUE 11/1/12       403,652      403,652      404,156   422,439      422,439      416,631
 SMALL BUSINESS ADMINISTRATION
  POOLS, 7.60%, DUE 1/1/12      1,134,157    1,120,200    1,139,828 1,245,501    1,231,544    1,242,387
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.15%, DUE 2/1/15        897,565      897,565      946,931   949,285      949,285      967,321
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.20%, DUE 2/10/05       396,573      395,892      406,884   475,457      474,640      485,561
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.25%, DUE 11/1/11       379,505      379,505      396,204   419,107      419,107      430,842
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.60%, DUE 9/1/11        167,959      170,478      175,517   180,858      183,570      188,996
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.625%, DUE 2/1/11       225,053      225,053      235,743   235,512      235,512      245,875
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.70%, DUE 12/1/09       814,343      804,843      880,794   901,503      892,003      934,408
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.80%, DUE 8/1/09        249,257      249,257      254,940   292,206      292,206      304,260
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.80%, DUE 1/1/10        317,295      317,295      331,970   347,494      347,494      361,828
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.85%, DUE 11/1/09       548,822      548,822      574,891   606,388      606,388      631,402
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.85%, DUE 8/1/11        212,274      218,642      223,736   240,463      247,677      252,787
 SMALL BUSINESS ADMINISTRATION
  POOLS, 8.95%, DUE 6/1/11        349,823      349,823      368,713   382,587      382,587      401,717
 SMALL BUSINESS ADMINISTRATION
  POOLS, 9.05%, DUE 9/1/09        365,442      365,442      385,541   421,498      421,498      444,680
 SMALL BUSINESS ADMINISTRATION
  POOLS, 9.10%, DUE 10/1/09                                           771,302      755,519      809,867
 SMALL BUSINESS ADMINISTRATION
  POOLS, 9.15%, DUE 7/1/11        499,305      499,305      532,344   554,096      554,096      588,727

 SMALL BUSINESS ADMINISTRATION
  POOLS, 9.25%, DUE 6/1/10        387,669      387,669      408,250   446,903 	    446,903      475,393
 SMALL BUSINESS ADMINISTRATION
  POOLS, 9.45%, DUE 2/1/10        328,456      328,456      348,985   381,077      381,077      405,847
 SMALL BUSINESS ADMINISTRATION
  POOLS, 9.50%, DUE 4/1/10        498,113      497,802      530,241   567,776      567,421      607,520
 SMALL BUSINESS ADMINISTRATION
  POOLS, 9.65%, DUE 5/1/10        467,496      467,496      520,172   517,424      517,424      554,938
TOTAL UNITED STATES GOVERNMENT
AND AGENCY OBLIGATIONS                      57,284,065   59,598,463             80,390,770   81,657,383


CORPORATE BONDS - 1997, 52.9%;
1996, 49.5%

 CONSUMER NONDURABLES - 1997,
  5.9%; 1996, 4.8%
  COSMETICS:
   GILLETTE CO., 6.25%,
    DUE 8/15/03                 2,000,000    1,954,760    2,009,400 2,000,000    1,954,760    1,966,200

  FOOD:
   CAMPBELL SOUP CO., 9.00%,
    DUE 11/1/97                                                       500,000      498,700      515,800
   MCDONALD'S CORP., 8.75%,
    DUE 11/15/00                1,200,000    1,198,032    1,286,844 1,200,000    1,198,032    1,298,208
   SARA LEE CORPORATION, 5.60%,
    DUE 1/23/06                 1,250,000    1,212,218    1,178,375 1,250,000    1,212,217    1,136,250
   SARA LEE CORPORATION, 6.45%,
    DUE 9/26/05                 1,000,000    1,000,000      996,300 1,000,000    1,000,000      989,300
   SARA LEE CORPORATION, 6.45%,
    DUE 9/26/05                 1,000,000      963,350      996,300 1,000,000      963,350      989,300
   SYSCO CORPORATION, 7.00%,
    DUE  5/1/06                 1,000,000    1,000,000    1,047,500 1,000,000    1,000,000    1,018,700
      TOTAL FOOD                             5,373,600    5,505,319              5,872,299    5,947,558

 TOTAL CONSUMER NONDURABLES                  7,328,360    7,514,719              7,827,059    7,913,758

 SERVICES - 1997, 5.1%;
  1996, 5.5%
  RETAIL:
   ALBERTSON'S INC., 6.18%,
    DUE 3/22/00                 1,000,000    1,000,000      999,300 1,000,000    1,000,000      995,700
   DILLARD DEPARTMENT STORES
    INC., 6.875%, DUE 6/1/05                                          825,000      818,251      828,910
   PENNEY J.C., INC., 5.375%,
    DUE 11/15/98                                                    1,000,000      997,180      988,200
   PENNEY J.C., INC., 6.125%,
    DUE 11/15/03                2,500,000    2,444,520    2,475,750 2,500,000    2,444,520    2,425,750
   PENNEY J.C., INC., 7.375%,
    DUE 8/15/08                 1,000,000      999,590    1,066,100 1,000,000      999,590    1,017,500
   WAL-MART STORES INC.,
    6.125%, 10/1/99             1,000,000      959,230    1,004,500 1,000,000      959,230    1,000,300
   WAL- MART STORES INC.,
    6.50%, 6/1/03               1,000,000    1,000,500    1,017,700 1,000,000    1,000,500    1,004,200
      TOTAL RETAIL                           6,403,840    6,563,350              8,219,271    8,260,560

  HEALTHCARE:
   LILLY ELI & CO., 6.25%,
    DUE 3/15/03                                                       850,000      789,421      834,190

 TOTAL SERVICES                              6,403,840    6,563,350              9,008,692    9,094,750

 CONSUMER DURABLES - 1997,
  2.4%;1996, 1.8
  BUILDING:
   ILLINOIS TOOL WORKS INC.,
    5.875%, DUE 3/1/00          2,005,000    2,003,912    2,001,191 2,005,000    2,003,912    1,969,110

  FURNITURE:
   LEGGETT & PLATT INC.,
    6.10%, DUE 9/9/03           1,000,000    1,000,000      984,490 1,000,000    1,000,000      954,150

 TOTAL CONSUMER DURABLES                     3,003,912    2,985,681              3,003,912    2,923,260



 CAPITAL GOODS - 1997, 3.2%;
  1996, 1.2%
  ELECTRONICS:
   TEXAS INSTRUMENTS INC.,
    6.125%, DUE 2/1/06          1,000,000      932,930      984,400   500,000      465,240      474,450

  OFFICE EQUIPMENT:
   XEROX CORP., 7.15%,
    DUE 8/1/04                  1,000,000      957,350    1,045,400 1,000,000      957,350    1,012,800
   INTERNATIONAL BUSINESS
    MACHINES CORP., 7.50%,
    DUE 6/15/13                                                       500,000      497,355      516,250
      TOTAL OFFICE EQUIPMENT                   957,350    1,045,400              1,454,705    1,529,050

  MISCELLANEOUS:
   FLUOR CORP., 6.95%,
    DUE  3/1/07                 1,000,000      995,510    1,038,800
   HONEYWELL INC., 7.00%,
    DUE 3/15/07                 1,000,000      967,210    1,045,900
      TOTAL MISCELLANEOUS                    1,962,720    2,084,700

 TOTAL CAPITAL GOODS                         3,853,000    4,114,500              1,919,945    2,003,500

 BASIC MATERIALS - 1997, 4.1%;
  1996, 3.1%
  CHEMICALS:
   DU PONT, (E.I.) DE NEMOURS
    & CO. INC., 6.21%,
    DUE 10/11/00                  500,000      500,000      503,450   500,000      500,000      499,100
   DOW CHEMICAL CO., 9.35%,
    DUE 3/15/02                   400,000      400,000      427,400   400,000      400,000      433,240
  ENGLEHARD CORP., 7.00%,
   DUE 8/1/01                   1,000,000      998,060    1,030,900 1,000,000      998,060    1,020,800
     TOTAL CHEMICALS                         1,898,060    1,961,750              1,898,060    1,953,140

  METALS:
   ALUMINUM COMPANY OF AMERICA,
    5.75%, DUE 2/1/01           1,000,000      970,080      993,500 1,000,000      970,080      975,700

  OIL AND GAS:
   AMOCO CANADA PETROLEUM CO.,
    7.25%, DUE 12/1/02            715,000      712,469      755,112   715,000      712,469      747,676
   DRESSER INDUSTRIES INC.,
    6.25%, DUE 6/1/00             500,000      494,780      503,500   500,000      494,780      498,850
      TOTAL OIL AND GAS                      1,207,249    1,258,612              1,207,249    1,246,526

  PAPER AND FORESTRY PRODUCTS:
   INTERNATIONAL PAPER CO.,
    8.05%, DUE 3/25/99          1,000,000    1,001,000    1,029,100 1,000,000    1,001,000    1,041,700

 TOTAL BASIC MATERIALS                       5,076,389    5,242,962              5,076,389    5,217,066

 TRANSPORTATION - 1997, 5.9%;
  1996, 4.5
  AEROSPACE:
   BOEING COMPANY, 6.35%,
    DUE 6/15/03                   750,000      749,025      755,925   750,000      749,025      743,925

  RAILROAD:
   NORFOLK & WESTERN RAILWAY
    CO., EQUIP. TRUST CERTIFI-
    CATE, 8.125%, DUE 11/15/02  1,320,000    1,291,094    1,412,532 1,320,000    1,291,094    1,432,860
   UNION PACIFIC CORP.,
    6.25%, DUE 3/15/99          1,000,000    1,000,000    1,003,800 1,000,000    1,000,000    1,000,300
   UNION PACIFIC CORP.,
    7.875%, DUE 2/15/02         1,000,000    1,000,000    1,054,120 1,000,000    1,000,000    1,053,420
   UNION PACIFIC RAILROAD CO.,
    6.15%, DUE 4/1/03             750,000      725,520      742,800   750,000      725,520      741,750
   UNION PACIFIC RAILROAD CO.,
    EQUIP. TRUST NO. 2 SERIES
    88, 7.01%, DUE 6/1/04       1,500,000    1,500,000    1,568,460 1,500,000    1,500,000    1,535,475
   UNION PACIFIC RESOURCES
    GROUP, 7.00%, DUE 10/15/06  1,000,000      994,120    1,038,900 1,000,000      994,120    1,011,300
      TOTAL RAILROAD                         6,510,734    6,820,612              6,510,734    6,775,105

 TOTAL TRANSPORTATION                        7,259,759    7,576,537              7,259,759    7,519,030

 UTILITIES - 1997, 22.0%;
  1996, 24.4%
  COMMUNICATION:
   BELLSOUTH TELECOMM,
    6.25%, DUE 5/15/03          1,500,000    1,493,355    1,499,070 1,500,000    1,493,355    1,475,625
   BELL TELEPHONE OF PENNSYL-
    VANIA, 6.125%, DUE 3/15/03  1,000,000      989,000      999,700 1,000,000      989,000      984,700

   GTE CALIFORNIA INC.,
    5.625%,DUE 2/1/01           1,500,000    1,482,885    1,476,150 1,500,000    1,482,885    1,455,600
   GTE CALIFORNIA INC., 6.75%,
    DUE 3/15/04                 1,000,000      954,121    1,014,300 1,850,000    1,793,929    1,851,850
   GTE CORP., 9.375%,
    DUE 12/1/00                                                       500,000      497,750      550,500
   GTE SOUTH, 6.00%,
    DUE 2/15/08                 1,000,000      993,250      970,800 1,000,000      993,250      925,700
   PACIFIC BELL TELEPHONE CO.,
    6.25%, DUE 3/1/05                                               1,000,000      995,910      960,000
   SOUTHERN NEW ENGLAND
    TELECOM CORP., 7.00%,
    DUE 8/15/05                                                       750,000      742,035      756,225
   SOUTHWESTERN BELL TELEPHONE
    COMPANY, 5.75%, DUE 9/1/04  1,000,000      996,430      960,700 1,000,000      996,430      936,400
   SOUTHWESTERN BELL TELEPHONE
    COMPANY, 5.77%,
    DUE 10/14/03                                                      500,000      500,000      475,700
   SOUTHWESTERN BELL TELEPHONE
    COMPANY, 6.125%,
    DUE 3/12/01                                                       500,000      500,000      493,600
   UNITED TELEPHONE COMPANY OF
    FLORIDA, 6.25%,
    DUE 5/15/03                 1,500,000    1,487,925    1,501,350 1,500,000    1,487,925    1,480,200
   US WEST COMMUNICATIONS INC.,
    6.125%, DUE 11/15/05                                              325,000      320,125      310,148
   US WEST COMMUNICATIONS INC.,
    6.375%, DUE 10/15/02                                              250,000      249,300      248,600
      TOTAL COMMUNICATION                    8,396,966    8,422,070             13,041,894   12,904,848

  ELECTRIC:
   CAROLINA POWER & LIGHT,
    5.00%, DUE 9/15/98                                              1,500,000    1,497,555    1,478,700
   CAROLINA POWER & LIGHT,
    7.875%, DUE 4/15/04           500,000      495,220      540,900   500,000      495,220      533,050
   DELMARVA POWER & LIGHT CO.,
    7.50%, DUE 5/1/99           1,000,000      995,140    1,023,500 1,000,000      995,140    1,032,000
   DUKE POWER CO., 7.00%,
    DUE 6/1/00                  2,500,000    2,425,825    2,531,250 2,500,000    2,425,825    2,540,625
   EMERSON ELECTRIC CO.,
    6.30%, DUE 11/1/05          3,000,000    2,988,870    3,011,100 3,000,000    2,988,870    2,908,200
   FLORIDA POWER & LIGHT,
    5.375%, DUE 4/1/00          1,000,000      997,020      988,100 1,000,000      997,020      967,500
   FLORIDA POWER & LIGHT,
    5.50%, DUE 7/1/99                                               1,000,000      987,500      981,800
   FLORIDA POWER & LIGHT,
    5.70%, DUE 3/5/98           1,000,000    1,000,000    1,000,200 1,000,000    1,000,000      997,700
   GEORGIA POWER CO., 6.125%,
    DUE 9/1/99                                                      1,000,000      983,620      997,500
   IDAHO POWER CO., 6.40%,
    DUE 5/1/03                  1,500,000    1,497,795    1,516,500 1,500,000    1,497,795    1,476,600
   IOWA ELECTRIC LIGHT & POWER
    COMPANY, 6.00%,
    DUE 10/1/08                   500,000      492,720      484,050   500,000      492,720      459,650
   KANSAS CITY POWER & LIGHT
    COMPANY, 6.50%, DUE 1/2/01                                      1,000,000    1,000,000    1,002,000
   KANSAS CITY POWER & LIGHT
    COMPANY, 7.15%,
    DUE 5/14/99                 1,000,000    1,000,000    1,018,300 1,000,000    1,000,000    1,024,700
   MONOGAHELA POWER COMPANY,
    5.625%, DUE 4/1/00                                              1,750,000    1,703,595    1,715,700
   UNION ELECTRIC CO., 6.75%,
    DUE 10/15/99                1,000,000      995,480    1,014,800 1,000,000      995,480    1,016,400
      TOTAL ELECTRIC                        12,888,070   13,128,700             19,060,340   19,132,125

  GAS:
   NORTHWEST NATURAL GAS
    COMPANY, 5.98%, DUE
    12/15/00                    1,000,000    1,000,000      993,400 1,000,000    1,000,000      982,700
   SOUTHERN CALIFORNIA GAS CO.,
    6.50%, DUE 12/15/97                                             1,000,000      999,400    1,000,000
   TENNESSEE GAS PIPELINE CO.,
    9.00%, DUE 1/15/97                                                400,000      366,404      402,376
      TOTAL GAS                              1,000,000      993,400              2,365,804    2,385,076

  DIVERSIFIED:
   BALTIMORE GAS & ELECTRIC CO.,
    6.50%, DUE 2/15/03           1,000,000     988,450    1,013,600 1,000,000      988,450      997,800
   CONSOLIDATED EDISON CO. OF
    NEW YORK, 6.625%,
    DUE 2/1/02                                                        750,000      742,358      753,675
   CONSOLIDATED EDISON CO. OF
    NEW YORK, 6.625%,
    DUE 7/1/05                   1,000,000     998,840    1,021,200 1,000,000      998,840      986,600
   PACIFIC GAS & ELECTRIC
    COMPANY, 6.25%, DUE 3/1/04   1,000,000   1,000,000    1,001,400 1,000,000    1,000,000      973,600
   PUBLIC SERVICE COMPANY OF
    OKLAHOMA, 6.02%, DUE 3/1/01  1,500,000   1,476,275    1,499,850 1,500,000    1,476,275    1,479,750
   WEST TEXAS UTILITIES CO,
    6.375%, DUE 10/1/05          1,000,000     988,100      997,800 1,000,000      988,100      963,500
      TOTAL DIVERSIFIED                      5,451,665    5,533,850              6,194,023    6,154,925

 TOTAL UTILITIES                            27,736,701   28,078,020             40,662,061   40,576,974

 FINANCE - 1997, 4.3%;
  1996, 4.1%
   AMERITECH, 6.125%,
    DUE 10/15/01                 1,000,000   1,000,000    1,003,600
   BANKER'S TRUST NEW YORK
    CORP., 8.00%, DUE 3/15/97                                         450,000      388,282      454,095
   CHEVRON CANANDA FINANCE LTD,
    5.60%, DUE 4/1/98            1,250,000   1,249,063    1,250,125 1,250,000    1,249,063    1,245,125
   NYNEX CORP., 6.25%,
    DUE 3/15/03                  1,000,000     967,900    1,006,880 1,000,000      967,900      976,250
   NYNEX CAPITAL FUNDING CO.,
    8.75%, DUE 12/1/04           2,000,000   1,995,000    2,257,800 2,000,000    1,995,000    2,212,500
   SOUTHWESTERN BELL CAPITAL
    CORP., 6.65%, DUE 7/14/98                                         900,000      900,000      912,420
   SOUTHWESTERN BELL CAPITAL
    CORP., 7.25%, DUE 7/24/00                                         500,000      500,000      513,950
   TEXACO CAPITAL INC., 8.24%,
    DUE 10/15/01                                                      500,000      500,500      538,100
      TOTAL FINANCE                          5,211,963    5,518,405              6,500,745    6,852,440

 OTHER - 1997, 0%; 1996, .1%
   HARVARD UNIVERSITY MASSACHU
    SETTS, 8.125%, DUE 4/15/07                                        150,000      149,210      164,185

TOTAL CORPORATE BONDS                       65,873,924   67,594,174             81,407,772   82,264,963

COMMERCIAL PAPER - 1997, .3%;
 1996, .3%
   ARCHER DANIELS, DUE 11/3/97     343,000     342,835      342,835
   MARSH & MCLENNAN COS., INC.,
    DUE 11/5/96                                                       500,000      499,632      499,632
TOTAL COMMERCIAL PAPER                         342,835      342,835                499,632      499,632

SHORT-TERM MONEY MARKET FUND -
 1997, .2%; 1996, 1.1%
   SHORT-TERM MONEY MARKET
    FUND OF UMB BANK, n.a.         330,312     330,312      330,312
   SHORT-TERM MONEY MARKET
    FUND OF UMB BANK, n.a.                                          1,804,054    1,804,054    1,804,054
TOTAL SHORT-TERM MONEY
 MARKET FUND                                   330,312      330,312              1,804,054    1,804,054

TOTAL INVESTMENTS HELD                    $123,831,136 $127,865,784           $164,102,228 $166,226,032


See Notes to Financial Statements

                                              UMB BANK, n.a.

                              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                                         STATEMENTS OF OPERATIONS

                                 YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995



                                                                         1997          1996         1995

INVESTMENT INCOME
   Interest                                                           $9,653,774   $11,618,424   $9,951,449
   Audit expense                                                           9,190         9,826       11,212
          Net investment income                                        9,644,584    11,608,598    9,940,237

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
    Realized gain (loss) on investments sold,
      matured or redeemed
        Proceeds                                                     121,162,314    77,110,680   64,769,427
        Cost of investments                                          120,799,772    77,583,349   64,508,442
           Net realized gain (loss) on investments sold,
             matured or redeemed                                         362,542      (472,669)     260,985

    Unrealized gain (loss) on investments
      Beginning of year                                                2,123,804     3,232,868   (7,160,638)
      End of year                                                      3,150,137     2,123,804    3,232,868
           Net unrealized gain (loss) on investments                   1,026,333    (1,109,064)  10,393,506

           Net realized and unrealized gain
             (loss) on investments                                     1,388,875    (1,581,733)  10,654,491

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                          $11,033,459   $10,026,865  $20,594,728

TOTAL EXPENSE AS A PERCENT OF NET
  INVESTMENT INCOME                                                     0.10%          0.08%        0.11%













See Notes to Financial Statements

                                                 UMB BANK, n.a.

                               FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                                      STATEMENTS OF PARTICIPANTS' INTEREST

                                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995




                                             1997                     1996                    1995
                                        Units       Amount       Units       Amount      Units        Amount

PARTICIPANTS' INTEREST, Beginning
  of year                             2,752,806  $168,974,494  2,825,108  $164,323,270  3,148,300  $160,657,602

FROM INVESTMENT ACTIVITIES
  Net investment income                             9,644,584               11,608,598                9,940,237
   Net realized gain (loss) on
     investments sold, matured
     or redeemed                                      362,542                 (472,669)                 260,985
  Net unrealized gain (loss)
    on investments                                  1,026,333               (1,109,064)              10,393,506
         Net increase from invest-
           ment activities                         11,033,459               10,026,865               20,594,728

FROM PARTICIPATING UNIT TRANSACTIONS
  Issuance of units                     264,109    16,573,341    821,838    47,562,094    397,916    21,483,446
  Redemption of units                (1,058,885)  (66,575,970)  (894,140)  (52,937,735)  (721,108)  (38,412,506)
         Net decrease from partici-
           pating unit transactions    (794,776)  (50,002,629)   (72,302)   (5,375,641)  (323,192)  (16,929,060)

PARTICIPANTS' INTEREST, End of year   1,958,030  $130,005,324  2,752,806  $168,974,494  2,825,108  $164,323,270

NET ASSET VALUE PER PARTICIPATING UNIT             $66.40                   $61.38                   $58.17
















See Notes to Financial Statements

                                                UMB BANK, n.a.

                                    POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                                     STATEMENTS OF ASSETS AND LIABILITIES

                                          OCTOBER 31, 1997 AND 1996




                                                                    1997                      1996
                                                              Cost        Market        Cost        Market
ASSETS
  Investments:
    United States Government and Agency Obligations       $ 3,745,361  $ 3,745,361  $12,130,715  $12,134,323
    Commercial paper                                       25,888,682   25,888,682   29,525,599   29,525,599
    Short-term money market fund                            5,269,537    5,269,537    2,501,655    2,501,655

                                                          $34,903,580   34,903,580  $44,157,969   44,161,577

  Interest receivable                                                       89,885                   173,726

                                                                        34,993,465                44,335,303

LIABILITIES
  Audit fee payable                                                          3,369                     2,750

PARTICIPANTS' INTEREST, Equivalent to
  $52.92 per unit on 661,185 units outstanding
  in 1997 and $50.10 per unit on 884,822 units
  outstanding in 1996                                                  $34,990,096                $44,332,553




















See Notes to Financial Statements

                                               UMB BANK, n.a.

                                  POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                                      STATEMENTS OF INVESTMENTS HELD

                                        OCTOBER 31, 1997 AND 1996



                                                      1997                              1996
                                        Face Value                      Face Value
                                        or Number                        or Number
                                            of                               of
                                          Units       Cost      Market      Units       Cost        Market

UNITED STATES GOVERNMENTS AND
 AGENCY OBLIGATIONS -   1997, 10.7%;
 1996,  27.5%
  FEDERAL FARM CREDIT BANK,
   5.34%, DUE 12/2/96                                                    1,000,000  $ 1,000,000  $ 1,000,000
  FEDERAL FARM CREDIT BANK,
   5.40%, DUE 12/2/96                                                    1,000,000      998,438    1,000,000
  FEDERAL FARM CREDIT BANK,
   5.43%, DUE 3/3/97                                                       500,000      500,000      499,928
  FEDERAL FARM CREDIT BANK,
   5.45%, DUE 11/1/96                                                      500,000      500,000      500,155
  FEDERAL FARM CREDIT BANK,
   5.51%, DUE 12/1/97                  2,000,000 $ 2,000,000 $ 2,000,000
  FEDERAL HOME LOAN MORTGAGE
   CORPORATION, DISCOUNT NOTE,
   DUE 11/12/96                                                          2,000,000    1,981,327    1,981,327
  FEDERAL HOME LOAN MORTGAGE CORP,
   DISCOUNT NOTE, DUE 11/13/96                                           1,000,000      992,528      992,528
  FEDERAL HOME LOAN MORTGAGE
   CORPORATION, DISCOUNT NOTE,
   DUE 11/19/96                                                          2,000,000    1,992,525    1,992,525
  FEDERAL HOME LOAN MORTGAGE
   CORPORATION, DISCOUNT NOTE,
   DUE 12/11/96                                                          2,000,000    1,985,885    1,985,885
  FEDERAL HOME LOAN MORTGAGE
   CORPORATION, DISCOUNT NOTE,
   DUE 11/28/97                        1,757,000   1,745,361   1,745,361
  FEDERAL NATIONAL MORTGAGE
   ASSOCIATION, DISCOUNT NOTE,
   DUE 12/13/96                                                          2,000,000    1,981,547    1,981,547
  UNITED STATES TREASURY BILL,
   DUE 1/9/97                                                                1,000          988          988
  UNITED STATES TREASURY BILL,
   DUE 11/21/96                                                            200,000      197,477      199,440
TOTAL UNITED STATES GOVERNMENT
  AND AGENCY OBLIGATIONS                           3,745,361   3,745,361             12,130,715   12,134,323

COMMERCIAL PAPER - 1997, 74.2%;
 1996, 66.8%
  AIR PRODUCTS, DUE 12/5/97            1,800,000   1,789,550   1,789,550
  AMERICAN GREETINGS, DUE 11/20/97     1,800,000   1,794,183   1,794,183
  AMERITECH, DUE 11/13/96                                                2,000,000    1,990,430    1,990,430
  ARCHER DANIELS, DUE 11/5/96                                            2,000,000    1,997,951    1,997,951
  BELL ATLANTIC, DUE 11/6/97           1,800,000   1,796,150   1,796,150
  BELLSOUTH TELECOMMUNICATIONS,
   DUE 12/3/96                                                           1,700,000    1,691,126    1,691,126
  DOW CHEMICAL, DUE 11/5/97            1,800,000   1,794,794   1,794,794
  DUPONT, DUE 12/5/96                                                    2,000,000    1,985,500    1,985,500
  DUPONT, DUE 11/20/97                 8,000,000   7,958,747   7,958,747
  EMERSON, DUE 11/14/97                1,800,000   1,792,083   1,792,083
  GENERAL RE, DUE 11/18/97             1,800,000   1,793,113   1,793,113
  HEINZ (HJ) CO., DUE 12/4/96                                            2,000,000    1,985,417    1,985,417
  HERSHEYS FOODS CORP., DUE 11/25/96                                     2,000,000    1,989,869    1,989,869
  HEWLETT PACKARD COMPANY,
   DUE 11/6/96                                                           2,000,000    1,989,167    1,989,167
  KIMBERLY CLARK, DUE 11/3/97          1,800,000   1,788,492   1,788,492
  LACLEDE GAS, DUE 11/4/96                                               1,000,000      995,142      995,142
  LACLEDE GAS, DUE 11/6/96                                               1,000,000      992,950      992,950
  MERCK & CO., DUE 12/6/96                                               2,000,000    1,989,311    1,989,311
  MOTOROLA, DUE 11/18/96                                                 2,000,000    1,989,001    1,989,001
  PROCTOR & GAMBLE, DUE 11/4/97        1,800,000   1,793,163   1,793,163
  PROGRESS CAPITAL, DUE 11/19/97       1,800,000   1,794,162   1,794,162
  SHELL OIL, DUE 11/17/97              1,800,000   1,794,245   1,794,245
  SOUTH CAROLINA, DUE 11/4/96                                            2,000,000    1,989,989    1,989,989
  SOUTHWESTERN BELL TELEPHONE,
   DUE 11/7/96                                                           2,000,000    1,984,927    1,984,927
  WAL-MART, DUE 11/22/96                                                 2,000,000    1,987,289    1,987,289
  WALT DISNEY CO., DUE 12/16/96                                          2,000,000    1,984,019    1,984,019
  WEYERHAUSER, DUE 11/26/96                                              2,000,000    1,983,511    1,983,511
TOTAL COMMERCIAL PAPER                            25,888,682  25,888,682             29,525,599   29,525,599

SHORT-TERM MONEY MARKET FUND -
 1997, 15.1%; 1996, 5.7%
  SHORT-TERM MONEY MARKET
    FUND OF UMB BANK, n.a.             5,269,537   5,269,537   5,269,537
  SHORT-TERM MONEY MARKET
    FUND OF UMB BANK, n.a.                                               2,501,655    2,501,655    2,501,655
TOTAL SHORT-TERM MONEY MARKET FUND                 5,269,537   5,269,537              2,501,655    2,501,655


TOTAL INVESTMENTS HELD                            34,903,580 $34,903,580            $44,157,969  $44,161,577















See Notes to Financial Statements

                                              UMB BANK, n.a.

                               POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                                        STATEMENTS OF OPERATIONS

                             YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995



                                                                     1997            1996           1995

INVESTMENT INCOME
   Interest                                                      $  2,198,406   $  2,963,509   $  3,834,915
   Audit expense                                                        3,369          2,744          4,050
          Net investment income                                     2,195,037      2,960,765      3,830,865

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
   Realized gain (loss) on investments sold,
     matured or redeemed
   Proceeds                                                       386,568,695    555,983,956    494,570,364
   Cost of investments                                            386,567,132    556,011,916    494,548,802
          Net realized gain (loss) on investments sold,
             matured or redeemed                                        1,563        (27,960)        21,562

   Unrealized gain (loss) on investments
     Beginning of year                                                  3,608          5,640        (47,188)
     End of year                                                                       3,608          5,640
          Net unrealized gain (loss) on investments                    (3,608)        (2,032)        52,828

          Net realized and unrealized gain (loss)
             on investments                                            (2,045)       (29,992)        74,390

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                      $  2,192,992   $  2,930,773   $  3,905,255

TOTAL EXPENSE AS A PERCENT OF NET
  INVESTMENT INCOME                                                  0.15%           0.09%          0.11%













See Notes to Financial Statements

                                              UMB BANK, n.a.

                                  POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                                   STATEMENTS OF PARTICIPANTS' INTEREST

                                YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995





                                               1997                    1996                     1995
                                          Units     Amount       Units       Amount       Units        Amount

PARTICIPANTS' INTEREST, Beginning
  of year                               884,822  $ 44,332,553  1,386,619  $ 65,734,732  1,354,317   $60,527,868

FROM INVESTMENT ACTIVITIES
   Net investment income                            2,195,037                2,960,765                3,830,865
   Net realized gain (loss) on invest-
     ments sold, matured or redeemed                    1,563                  (27,960)                  21,562
   Net unrealized gain (loss)
     on investments                                    (3,608)                  (2,032)                  52,828
          Net increase from investment
            activities                              2,192,992                2,930,773                3,905,255

FROM PARTICIPATING UNIT TRANSACTIONS
   Issuance of units                    234,477    12,065,221    317,334    15,456,701    861,189    39,394,576
   Redemption of units                 (458,114)  (23,600,670)  (819,131)  (39,789,653)  (828,887)  (38,092,967)
          Net increase (decrease) from
            participating unit
            transactions               (223,637)  (11,535,449)  (501,797)  (24,332,952)    32,302     1,301,609

PARTICIPANTS' INTEREST, End of year     661,185  $ 34,990,096    884,822  $ 44,332,553  1,386,619  $ 65,734,732

NET ASSET VALUE PER PARTICIPATING UNIT              $52.92                   $50.10                    $47.41















See Notes to Financial Statements

                                UMB BANK, n.a.

           FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
            FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                   POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                       NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE YEARS ENDED OCTOBER 31, 1997



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

Use of Estimates

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

Investment Valuation

     Investments are stated at market value. Investments are valued by the Trustee, utilizing prices quoted by security dealers or brokers, investment bankers or statistical services on the valuation date. Certain short-term United States government and agency obligations and corporate securities are stated at cost, which approximates market value. Certain investments are stated at amortized cost. The amount of unaccreted discount for these securities, which approximates the difference between cost and market value, is reported in the statement of assets and liabilities as accrued interest. The market value of investments in participation units of other funds is based on quoted redemption values on the valuation date.

Security Transactions and Investment Income

     Security transactions are accounted for on the trade date the securities are purchased or sold. Realized gains and losses from security transactions are recorded on an identified cost basis. Dividend income is recorded on the ex-dividend date. Interest income is recognized as earned.

Investment Income and Net Realized Gains

     Investment income and gains on sales of investments are retained by the Funds and reinvested.

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