Form 10-Q
period 1998-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1998-03-13
CIK 206005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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

Yes /X/     No / /

     The number of units of participation outstanding as of January 31, 1998.

          Pooled Equity Fund - 2,302,259.527
          Pooled Debt Fund - 1,800,253.889
          Pooled Income Fund - 610,565.463

                        PART I--FINANCIAL INFORMATION
                    --------------------------------------

Item 1.  Financial Statements.

                            INTRODUCTORY COMMENTS

     The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 1997.

                                        UMB BANK, n.a.
                               Equity Fund for Employees Trusts
                                    Statement of Operations

                                              QUARTER            QUARTER        FY ENDED
                                         ENDING 01/31/97     ENDING 01/31/98    10/31/97

Investment Income:
  Dividends                                   1,157,135            887,770       2,997,417
  Interest                                      781,885            864,362       4,488,947
      Gross Investment Income                 1,939,020          1,752,132       7,486,364

  Less:  Audit Expense &
            Foreign Taxes                        (1,815)            (2,298)         (9,131)

    Net Investment Income                     1,937,205          1,749,834       7,477,233

Realized and Unrealized Gain(Loss)
on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                     186,005,356        193,918,825     733,528,663
    Cost of Securities Sold                 176,558,063        184,833,419     694,785,209
      Net Realized Gain(Loss)                 9,447,293          9,085,405      38,743,454

  Unrealized Gain(Loss) on
  Investments:
    Beginning of Period                      28,973,663         32,316,511      28,973,664
    End of Period                            34,966,285         30,599,889      32,316,511
      Net Unrealized Gain(Loss)               5,992,622         (1,716,622)      3,342,847

      Net Realized and Unrealized
      Gain(Loss) on Investments              15,439,915          7,368,783      42,086,301


See accompanying notes to condensed financial statements.

                                        UMB BANK, n.a.
                               Equity Fund for Employees Trusts
                              Statement of Participants' Interest
                                         (Cash Flows)


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/97     ENDING 01/31/98      10/31/97

Participants' Interest at
Beginning of Period                         259,599,297        216,985,770     259,599,297

Changes from Investment
Activities:
  Net Investment Income                       1,937,205          1,749,834       7,477,233
  Net Realized Gain(Loss)
  on Investments                              9,447,293          9,085,405      38,743,454
  Net Unrealized Gain(Loss)
  on Investments                              5,992,622         (1,716,622)      3,342,847
    Net Increase(Decrease)
    from Investment Activity                 17,377,120          9,118,617      49,563,534

Changes from Participating
Unit Transactions:
  Received from Issuance of:
    82,255 Units                              6,172,844                         20,595,034
  Received from Issuance of:
    52,671 Units                                                 4,787,725

  Payment on Redemption of:
    456,389 Units                           (34,418,059)                      (112,772,095)
  Payment on Redemption of:
    194,875 Units                                              (17,829,113)

    Net Increase(Decrease) from
    Participating Unit Transactions         (28,245,215)       (13,041,388)    (92,177,061)

Participants' Interest at End of Period     248,731,202        213,062,999     216,985,770


See accompanying notes to condensed financial statements.


                                 UMB BANK, n.a.
                    Pooled Equity Fund for Employees Trusts
                      Statement of Assets and Liabilities

                                            QUARTER ENDED 01/31/98        FY ENDED 10/31/97
                                             COST         MARKET         COST         MARKET
Assets:
  Common Stock                           117,461,933   148,061,823   129,558,673   161,875,185
  Commercial Paper                        59,141,464    59,141,464    46,763,553    49,763,553
  Other Investments                        1,754,173     1,754,173     2,884,013     2,884,013

    Total Investments                    178,357,570   208,957,460   179,206,239   214,522,751

    Cash                                                 2,481,069                           0
    Interest Receivable                                    352,380                     331,235
    Receivable for Securities Sold                       1,276,395                   2,140,974

Total Assets                                           213,067,304                 216,994,960

Liabilities:
  Audit Fees Payable                                         4,305                       9,190
  Payable for Securities Purchased                               0                           0

Total Liabilities                                            4,305                       9,190

Participants' Interest:
  88.77 Per Unit on
    2,444,463 Units Outstanding                                                    216,985,770
  92.55 Per Unit on
    2,302,260 Units Outstanding                        213,062,999

Total Liabilities and Participants' Equity             213,067,304                 216,994,960


See accompanying notes to condensed financial statements.

                                        UMB BANK, n.a.
                             Pooled Debt Fund for Employees Trusts
                                    Statement of Operations


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/97     ENDING 01/31/98      10/31/97

Investment Income:
  Interest                                    2,657,967          2,039,865       9,653,774

  Less:  Audit Expense                           (1,780)            (9,481)         (9,190)

    Net Investment Income                     2,656,187          2,030,384       9,644,584

Realized and Unrealized Gain(Loss)
on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                      23,192,919         36,271,617     121,162,314
    Cost of Securities Sold                  23,078,777         36,234,890     120,799,772
      Net Realized Gain(Loss)                   114,142             36,727         362,542

  Unrealized Gain(Loss) on
  Investments:
    Beginning of Period                       2,123,804          3,150,137       2,123,804
    End of Period                             1,078,408          4,369,500       3,150,137
      Net Unrealized Gain(Loss)              (1,045,396)         1,219,363       1,026,333

      Net Realized and Unrealized
      Gain(Loss) on Investments                (931,254)          1,256,090      1,388,875

See accompanying notes to condensed financial statements.

                                        UMB BANK, n.a.
                             Pooled Debt Fund for Employees Trusts
                              Statement of Participants' Interest
                                         (Cash Flows)


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/97     ENDING 01/31/98      10/31/97

Participants' Interest at
Beginning of Period                         168,974,494        130,005,324     168,974,494

Changes from Investment
Activities:
  Net Investment Income                       2,656,187          2,030,384       9,644,584
  Net Realized Gain(Loss)
  on Investments                                114,142             36,727         362,542
  Net Unrealized Gain(Loss)
  on Investments                             (1,045,396)         1,219,363       1,026,333
    Net Increase(Decrease)
    from Investment Activity                  1,724,933          3,286,474      11,033,459

Changes from Participating
Unit Transactions:
  Received from Issuance of:
    79,794 Units                              4,927,113                         16,573,341
  Received from Issuance of:
    75,993 Units                                                 5,058,378

  Payment on Redemption of:
    292,160 Units                           (18,074,476)                       (66,575,970)
  Payment on Redemption of:
    233,769 Units                                              (15,589,845)

    Net Increase(Decrease) from
    Participating Unit Transactions         (13,147,363)       (10,531,467)    (50,002,629)

Participants' Interest at End of Period     157,552,064        122,760,331     130,005,324


See accompanying notes to condensed financial statements.

                                         UMB BANK, n.a.
                             Pooled Debt Fund for Employees Trusts
                              Statement of Assets and Liabilities

                                            QUARTER ENDED 01/31/98        FY ENDED 10/31/97
                                             COST         MARKET         COST         MARKET
Assets:
  U.S. Government & Agency Obligations    47,788,251    50,589,711    57,284,065    59,598,463
  Corporate Bonds                         66,868,153    69,368,693    66,216,759    67,937,009
  Other Investments                          422,285       422,285       330,312       330,312

    Total Investments                    115,078,689   120,380,689   123,831,136   127,865,784

    Cash                                                         0                           0
    Interest Receivable                                  2,391,130                   2,148,730
    Receivable for Securities Sold                               0                           0

Total Assets                                           122,771,819                 130,014,514

Liabilities:
  Audit Fees Payable                                        11,488                       9,190
  Payable for Securities Sold and
  Other Payables                                                 0                           0

Total Liabilities                                           11,488                       9,190

Participants' Interest:
  66.40 Per Unit on
    1,958,030 Units Outstanding                                                    130,005,324
  68.19 Per Unit on
    1,800,254 Units Outstanding                        122,760,331

Total Liabilities and Participants' Equity             122,771,819                 130,014,514


See accompanying notes to condensed financial statements.

                                        UMB BANK, n.a.
                            Pooled Income Fund for Employees Trusts
                                    Statement of Operations


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/97     ENDING 01/31/98      10/31/97

Investment Income:
  Interest                                      581,863            484,256       2,198,406

  Less:  Audit Expense                             (687)              (842)         (3,369)

    Net Investment Income                       581,176            483,414       2,195,037

Realized and Unrealized Gain(Loss)
on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                     105,056,009         96,884,548     386,568,695
    Cost of Securities Sold                 105,054,447         96,884,548     386,567,132
      Net Realized Gain(Loss)                     1,563                  0           1,563

  Unrealized Gain(Loss) on
  Investments:
    Beginning of Period                           3,608                  0           3,608
    End of Period                                  (310)              (620)              0
      Net Unrealized Gain(Loss)                  (3,918)              (620)         (3,608)

      Net Realized and Unrealized
      Gain(Loss) on Investments                  (2,356)              (620)         (2,045)


See accompanying notes to condensed financial statements.

                                        UMB BANK, n.a.
                            Pooled Income Fund for Employees Trusts
                              Statement of Participants' Interest
                                         (Cash Flows)


                                              QUARTER            QUARTER          FY ENDED
                                         ENDING 01/31/97     ENDING 01/31/98      10/31/97

Participants' Interest at
Beginning of Period                          44,332,553         34,990,094      44,332,553

Changes from Investment
Activities:
  Net Investment Income                         581,176            483,414       2,195,037
  Net Realized Gain(Loss)
  on Investments                                  1,563                  0           1,563
  Net Unrealized Gain(Loss)
  on Investments                                 (3,918)              (620)         (3,608)
    Net Increase(Decrease)
    from Investment Activity                    578,821            482,794       2,192,992

Changes from Participating
Unit Transactions:
  Received from Issuance of:
    42,186 Units                              2,120,570                         12,065,221
  Received from Issuance of:
    40,330 Units                                                 2,140,732

  Payment on Redemption of:
    102,700 Units                             5,174,646                         23,600,670
  Payment on Redemption of:
    90,949 Units                                                 4,836,148

    Net Increase(Decrease) from
    Participating Unit Transactions          (3,054,076)        (2,695,416)    (11,535,449)

Participants' Interest at End of Period      41,857,298         32,777,472      34,990,096


See accompanying notes to condensed financial statements.

                                         UMB BANK, n.a.
                            Pooled Income Fund for Employees Trusts
                              Statement of Assets and Liabilities

                                           3 MONTHS ENDED 01/31/98        FY ENDED 10/31/97

                                             COST         MARKET         COST         MARKET
Assets:
  U.S. Government & Agency Obligations     2,000,000     1,999,380     3,745,361     3,745,361
  Commercial Paper                        25,116,197    25,116,197    25,888,682    25,888,682
  Other Investments                        5,527,237     5,527,237     5,269,537     5,269,537

    Total Investments                     32,643,434    32,642,814                  34,903,580

    Cash                                                         0                           0
    Interest Receivable                                    136,236                      89,885
    Receivable for Securities Sold                               0                           0

Total Assets                                            32,779,050                  34,993,465

Liabilities:
  Audit Fees Payable                                         1,578                       3,369
  Payable for Securities Sold                                    0                           0

Total Liabilities                                            1,578                       3,369

Participants' Interest:
  52.92 Per Unit on
    661,185 Units Outstanding                                                       34,990,096
  53.68 Per Unit on
    610,565 Units Outstanding                           32,777,472

Total Liabilities and Participants' Equity              32,779,050                  34,993,465


See accompanying notes to condensed financial statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of January 31, 1998, and October 31, 1997, the results of operations for the three months ended January 31, 1998 and 1997, and cash flows for the three months ended January 31, 1998 and 1997.

2. The results of operations for the three months ended January 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year 1998, nor the results experienced for the full year 1997.


3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1997.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

     The U.S. stock market   already nervous about the 10th anniversary of the
October 1987 crash   fell sharply on October 27, 1997, in response to a
financial crisis in Southeast Asia. The Dow Jones Industrial Average fell 554 points, a record single-day point loss.

     The markets quickly recovered, however, and most of the loss was regained in November. Equities again dipped in December and then finished the year with a strong rally in the final week.

     The decline ultimately was less significant overall than 1987's crash because of record high stock values. The Standard & Poor's 500 Index was up 2.87% for the 4th calendar quarter of 1997 and 33.36% for calendar year 1997. This was the first time in 20 years that there have been three consecutive years of annual returns over 20%.

     Market leadership narrowed again as the well-known and very liquid large-cap stocks returned to the forefront.

     Utilities and financial services were the best performing sectors during the quarter and the financial sector was the top performer for the year, although it seems overpriced. The poorest performers were technology, energy and gold stocks.

     Stock markets continued to benefit from mergers and acquisitions, which were up almost 50% over 1996, then a record year. Stock repurchase programs by major corporations also provided significant support.

     A Southeast Asian financial crisis spurred big losses in the region's stocks for the quarter and year. The MSCI-EAFE Index closed the 4th quarter of 1997, down 7.7%, but up 2.06% for calendar year 1997.

     Subdued inflation was the big story in the fixed income market, but the Asian financial crisis also had an impact. It kept the Federal Reserve from raising interest rates for fear of increasing deflationary pressure. The shrinking U.S. budget deficit also was an influence, and the combination of factors prompted falling interest rates across the maturity spectrum and a rising bond market.

     Economic fundamentals appear strong going into 1998. However, equity valuations remain higher than corporate earnings seem to justify, especially for large company stocks. Even greater volatility is expected in the new year, which will test the self-discipline of investors.

POOLED FUND COMMENTARY

     The four collective investment funds included in this report are for the use of "Qualified Retirement Trusts" such as yours. These four funds, the Pooled Equity Fund, Pooled Debt Fund, Pooled Income Fund and Short-Term Money Market Fund represent a pool of capital of about $543.9 million. Participating accounts benefit from this large concentration of capital by receiving constant investment attention, lower brokerage commissions on large trades, and broad diversification which reduces risk and enhances investment opportunities. Investment programs to meet the objectives of each individual trust can be designed by adjusting the ratio of participation in the various funds.

POOLED EQUITY FUND

     During the 4th calendar quarter of 1997, new stock positions were taken in Eastman Kodak and Eastman Chemical. Positions were deleted in Bristol Myers Squibb, Minnesota Mining, Sprint and Mapco. The Fund's total return (income plus price appreciation) for the 4th quarter was 0.74%. For the 12 months ended December 31, 1997, the total Fund returned 21.78%. Excluding cash reserves, the total return of stocks held by the Fund was 0.78% for the 4th quarter and 26.68% for calendar year 1997.

POOLED DEBT FUND

     In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 43.2% of the portfolio is held in Government and Agency issues. Approximately 63.7% of the portfolio will mature within five years. The weighted average life of the total portfolio is 4.7 years. The total return of the Fund was 2.46% for the quarter ended December 31, 1997, and 8.67% for the year. At quarter end, the current yield of the fund was approximately 64.9%. The weighted yield to maturity at market was 6.3%.

POOLED INCOME FUND

     The Fund continues to be invested in short-term Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's return of 1.43% for the 4th calendar quarter of 1997 is equivalent to an annualized total return of 5.72%. For calendar year 1997, the fund returned 5.72%. The Fund has an average maturity of 26 days and a weighted yield to maturity of 5.56%.

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

(22) Published Report Regarding Matters Submitted to Security Holders.

     Not applicable.

(23) Consents of Experts and Counsel.

     Not applicable.

(24) Power of Attorney.

     Not applicable.

(27) Financial Data Schedule.

     27.1 - Pooled Income Fund
     27.2 - Pooled Equity Fund
     27.3 - Pooled Debt Fund

(99) Additional Exhibits.

     None.

(b)  Reports on Form 8-K.

     No report on Form 8-K was required to be filed during the three months ended January 31, 1998.

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

                                  The Collective Investment Trusts for Which
                                  UMB Bank, n.a. is Trustee
                                                    (Registrant)

                                  by UMB Bank, n.a. as trustee

Date: March 12, 1998               By:/s/ Steve Campbell
                                   Senior Vice President

                                   By:/s/ E. Frank Ware
                                   Executive Vice President and
                                   Trust Accounting Officer

                              INDEX TO EXHIBITS

27.1  Financial Data Schedule for Pooled Income Fund

27.2  Financial Data Schedule for Pooled Equity Fund

27.3  Financial Data Schedule for Pooled Debt Fund.

ARTICLE 5    FDS - POOLED INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                        3-MOS
FISCAL-YEAR END                                 10/31/98
PERIOD-END                                       1/31/98
CASH                                                   0
SECURITIES                                    32,642,814
RECEIVABLES                                      136,236
ALLOWANCES                                             0
INVENTORY                                              0
CURRENT-ASSETS                                         0
PP&E                                                   0
DEPRECIATION                                           0
TOTAL-ASSETS                                  32,779,050
CURRENT-LIABILITIES                                1,578
BONDS                                                  0
PREFERRED-MANDATORY                                    0
PREFERRED                                              0
COMMON                                                 0
OTHER-SE                                      32,777,472
TOTAL-LIABILITY-AND-EQUITY                    32,779,050
SALES                                                  0
TOTAL-REVENUES                                      (620)
CGS                                                    0
TOTAL-COST                                          (842)
OTHER-EXPENSE                                          0
LOSS-PROVISION                                         0
INTEREST-EXPENSE                                       0
INCOME-PRETAX                                          0
INCOME-TAX                                             0
INCOME-CONTINUING                                      0
DISCONTINUED                                           0
EXTRAORDINARY                                          0
CHANGES                                                0
NET-INCOME                                       483,414
EPS-PRIMARY                                        $0.79
EPS-DILUTED                                        $0.79

ARTICLE 5     FDS - POOLED EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                        3-MOS
FISCAL-YEAR END                                 10/31/98
PERIOD-END                                       1/31/98
CASH                                           2,481,069
SECURITIES                                   208,957,460
RECEIVABLES                                    1,628,775
ALLOWANCES                                             0
INVENTORY                                              0
CURRENT-ASSETS                                         0
PP&E                                                   0
DEPRECIATION                                           0
TOTAL-ASSETS                                 213,067,304
CURRENT-LIABILITIES                                4,305
BONDS                                                  0
PREFERRED-MANDATORY                                    0
PREFERRED                                              0
COMMON                                                 0
OTHER-SE                                     213,062,999
TOTAL-LIABILITY-AND-EQUITY                   213,067,304
SALES                                                  0
TOTAL-REVENUES                                 1,752,132
CGS                                                    0
TOTAL-COST                                             0
OTHER-EXPENSE                                     (2,298)
LOSS-PROVISION                                         0
INTEREST-EXPENSE                                       0
INCOME-PRETAX                                  7,368,783
INCOME-TAX                                             0
INCOME-CONTINUING                                      0
DISCONTINUED                                           0
EXTRAORDINARY                                          0
CHANGES                                                0
NET-INCOME                                     1,749,834
EPS-PRIMARY                                        $0.76
EPS-DILUTED                                        $0.76

ARTICLE 5     FDS - POOLED DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                        3-MOS
FISCAL-YEAR END                                 10/31/98
PERIOD-END                                       1/31/98
CASH                                                   0
SECURITIES                                   120,380,689
RECEIVABLES                                    2,391,130
ALLOWANCES                                             0
INVENTORY                                              0
CURRENT-ASSETS                                         0
PP&E                                                   0
DEPRECIATION                                           0
TOTAL-ASSETS                                 130,014,514
CURRENT-LIABILITIES                               11,488
BONDS                                                  0
PREFERRED-MANDATORY                                    0
PREFERRED                                              0
COMMON                                                 0
OTHER-SE                                     122,760,331
TOTAL-LIABILITY-AND-EQUITY                   122,771,819
SALES                                                  0
TOTAL-REVENUES                                 2,039,865
CGS                                                    0
TOTAL-COST                                        (9,481)
OTHER-EXPENSE                                          0
LOSS-PROVISION                                         0
INTEREST-EXPENSE                               1,256,090
INCOME-PRETAX                                          0
INCOME-TAX                                             0
INCOME-CONTINUING                                      0
DISCONTINUED                                           0
EXTRAORDINARY                                          0
CHANGES                                                0
NET-INCOME                                     2,030,384
EPS-PRIMARY                                        $1.13
EPS-DILUTED                                        $1.13