Form 10-Q
period 1998-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1998-06-12
CIK 206005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 1998

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

Yes /X/     No / /

     The number of units of participation outstanding as of April 30, 1998.

          Pooled Equity Fund - 2,080,344
          Pooled Debt Fund - 1,694,623
          Pooled Income Fund - 533,824

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

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/97  ENDING 04/30/98      10/31/97

Investment Income:
  Dividends                       1,191,935          863,099        2,997,417
  Interest                          716,699          829,752        4,488,947
    Gross Investment Income       1,908,634        1,692,851        7,486,364

  Less:  Audit Expense &
         Foreign Taxes               (1,875)          (2,298)          (9,131)

    Net Investment Income         1,906,759        1,690,553        7,477,233

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales         176,835,666      223,267,370      733,528,663
    Cost of Securities Sold     171,369,539      213,751,196      694,785,209
      Net Realized Gain(Loss)     5,466,127        9,516,174       38,743,454

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period          34,966,285       30,599,889       28,973,664
    End of Period                29,004,391       36,733,827       32,316,511
      Net Unrealized Gain(Loss)  (5,961,894)       6,133,938        3,342,847

    Net Realized and
    Unrealized Gain(Loss)
    on Investments                 (495,767)      15,650,112       42,086,301

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/98    ENDED 04/30/97

Investment Income:
  Dividends                                    1,750,868         2,349,070
  Interest                                     1,694,114         1,498,584
    Gross Investment Income                    3,444,982         3,847,654

  Less:  Audit Expense &
         Foreign Taxes                            (4,595)           (3,690)

    Net Investment Income                      3,440,387         3,843,964

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                      417,186,195       362,841,022
    Cost of Securities Sold                  398,584,615       347,927,601
      Net Realized Gain(Loss)                 18,601,580        14,913,421

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                       32,316,511        28,973,664
    End of Period                             36,733,827        29,004,391
      Net Unrealized Gain(Loss)                4,417,316            30,727

    Net Realized and
    Unrealized Gain(Loss)
    on Investments                            23,018,896        14,944,148

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/97  ENDING 04/30/98      10/31/97


Participants' Interest at
Beginning of Period             248,731,202      213,062,999      259,599,297

Changes from Investment
Activities:
  Net Investment Income           1,906,759        1,690,553        7,477,233
  Net Realized Gain(Loss)
  on Investments                  5,466,127        9,516,174       38,743,454
  Net Unrealized Gain(Loss)
  on Investments                 (5,961,894)       6,133,938        3,342,847
    Net Increase(Decrease)
    from Investment Activity      1,410,992       17,340,665       49,563,534

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  77,287 Units                    5,985,899                        20,595,034
  Received from Issuance of:
  36,336 Units                                     3,501,817

  Payment on Redemption of:
  357,288 Units                 (27,597,170)                     (112,772,095)
  Payment on Redemption of:
  258,251 Units                                   (25,410,189)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                (21,611,271)      (21,908,372)    (92,177,061)

Participants' Interest at
End of Period                   228,530,923       208,495,292     216,985,770

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/98    ENDED 04/30/97


Participants' Interest at
Beginning of Period                          216,985,770       259,599,297

Changes from Investment
Activities:
  Net Investment Income                        3,440,387         3,843,964
  Net Realized Gain(Loss)
  on Investments                              18,601,580        14,913,421
  Net Unrealized Gain(Loss)
  on Investments                               4,417,316            30,727
    Net Increase(Decrease)
    from Investment Activity                  26,459,283        18,788,112

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  89,007 Units                                  8,289,542
  Received from Issuance of:
  159,542 Units                                                 12,158,743

  Payment on Redemption of:
  453,127 Units                               (43,239,303)
  Payment on Redemption of:
  813,677 Units                                                (62,015,229)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                              (34,949,761)     (49,856,486)

Participants' Interest at
End of Period                                 208,495,292      228,530,923

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/97     6 MONTHS ENDED 04/30/98
                           COST        MARKET        COST        MARKET

Assets:
  Common Stock          129,558,673  161,875,185  118,210,612  154,944,439
  Commercial Paper       46,763,553   49,763,553   51,603,171   51,603,171
  Other Investments       2,884,013    2,884,013    3,304,312    3,304,312

    Total Investments   179,206,239  214,522,751  173,118,095  209,851,922

    Cash                                       0                         0
    Interest Receivable                  331,235                   291,987
    Receivable for
    Securities Sold                    2,140,974                         0

Total Assets                         216,994,960               210,143,909

Liabilities:
  Audit Fees Payable                       9,190                     4,595
  Payable for
  Securities Sold                              0                 1,644,022

Total Liabilities                          9,190                 1,648,617

Participants' Interest:
  88.77 Per Unit on
  2,444,463 Units
  Outstanding                        216,985,770
  100.22 Per Unit on
  2,080,344 Units
  Outstanding                                                   208,495,292

Total Liabilities
and Participants'
Equity                               216,994,960                210,143,909

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/97  ENDING 04/30/98      10/31/97

Investment Income:
  Interest                        2,554,506        1,941,318        9,653,774

  Less:  Audit Expense               (1,875)           4,886           (9,190)

    Net Investment Income         2,552,631        1,946,204        9,644,584

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales          13,457,339       19,228,019      121,162,314
    Cost of Securities Sold      13,335,116       19,142,420      120,799,772
      Net Realized Gain(Loss)       122,223           85,599          362,542

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period           1,078,408        4,369,499        2,123,804
    End of Period                  (367,654)       3,097,995        3,150,137
      Net Unrealized Gain(Loss)  (1,446,062)      (1,271,504)       1,026,333

  Net Realized and Unrealized
  Gain(Loss) on Investments      (1,323,839)      (1,185,905)       1,388,875

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/98    ENDED 04/30/97

Investment Income:
  Interest                                     3,981,183         5,212,473

  Less:  Audit Expense                            (4,595)           (3,655)

    Net Investment Income                      3,976,588         5,208,818

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                       55,499,636         36,650,257
    Cost of Securities Sold                   55,377,309         36,413,892
      Net Realized Gain(Loss)                    122,327            236,365

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                        3,150,137          2,123,804
    End of Period                              3,097,995           (367,654)
      Net Unrealized Gain(Loss)                  (52,142)        (2,491,458)

  Net Realized and Unrealized
  Gain(Loss) on Investments                       70,185         (2,255,093)

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/97  ENDING 04/30/98      10/31/97

Participants' Interest at
Beginning of Period             157,552,065      122,760,331      168,974,494

Changes from Investment
Activities:
  Net Investment Income           2,552,631        1,946,204        9,644,584
  Net Realized Gain(Loss)
  on Investments                    122,223           85,599          362,542
  Net Unrealized Gain(Loss)
  on Investments                 (1,446,062)      (1,271,504)       1,026,333
    Net Increase(Decrease)
    from Investment Activity      1,228,792          760,299       11,033,459

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  88,267 Units                    5,473,920                        16,573,341
  Received from Issuance of:
  51,482 Units                                     3,513,386

  Payment on Redemption of:
  193,404 Units                 (11,976,622)                      (66,575,970)
  Payment on Redemption of:
  157,111 Units                                  (10,725,746)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                 (6,502,702)      (7,212,360)     (50,002,629)

Participants' Interest at
End of Period                   152,278,155      116,308,270      130,005,324

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/98    ENDED 04/30/97

Participants' Interest at
Beginning of Period                          130,005,324        168,974,494

Changes from Investment
Activities:
  Net Investment Income                        3,976,588          5,208,818
  Net Realized Gain(Loss)
  on Investments                                 122,327            236,365
  Net Unrealized Gain(Loss)
  on Investments                                 (52,142)        (2,491,458)
    Net Increase(Decrease)
    from Investment Activity                   4,046,773          2,953,725

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  127,475 Units                                8,571,764
  Received from Issuance of:
  168,061 Units                                                  10,401,033

  Payment on Redemption of:
  390,881 Units                              (26,315,591)
  Payment on Redemption of:
  485,564 Units                                                 (30,051,097)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                             (17,743,827)       (19,650,064)

Participants' Interest at
End of Period                                116,308,270        152,278,155

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/97     6 MONTHS ENDED 04/30/98
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations     57,284,065   59,598,463   43,255,064   45,424,001
  Corporate Bonds        66,216,759   67,937,009   66,600,220   68,508,207
  Other Investments         330,312      330,312      420,153      420,153

    Total Investments   123,831,136  127,865,784  110,275,437  114,352,361

    Cash                                       0                         0
    Interest Receivable                2,148,730                 1,960,504
    Receivable for
    Securities Sold                            0                         0

Total Assets                         130,014,514               116,312,865

Liabilities:
  Audit Fees Payable                       9,190                     4,595
  Payable for
  Securities Sold
  & Other Payables                             0                         0

Total Liabilities                          9,190                     4,595

Participants' Interest:
  66.40 Per Unit on
  1,958,030 Units
  Outstanding                        130,005,324
  68.63 Per Unit on
  1,694,623 Units
  Outstanding                                                   116,308,270

Total Liabilities and
Participants' Equity                 130,014,514                116,312,865

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/97  ENDING 04/30/98      10/31/97

Investment Income:
  Interest                          539,928          407,285       2,198,406

  Less:  Audit Expense                 (687)            (842)         (3,369)

    Net Investment Income           539,241          406,443       2,195,037

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales          97,874,823       76,608,074     386,568,695
    Cost of Securities Sold      97,874,823       76,608,074     386,567,132
      Net Realized Gain(Loss)             0                0           1,563

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                (310)            (620)          3,608
    End of Period                      (465)               0               0
      Net Unrealized Gain(Loss)        (155)             620          (3,608)

    Net Realized and Unrealized
    Gain(Loss) on Investments          (155)             620          (2,045)

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/98    ENDED 04/30/97

Investment Income:
  Interest                                       891,540         1,121,791

  Less:  Audit Expense                            (1,685)           (1,375)

    Net Investment Income                        889,855         1,120,416

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                       173,492,622      202,930,832
    Cost of Securities Sold                   173,492,622      202,929,270
      Net Realized Gain(Loss)                           0            1,562

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                                 0            3,608
    End of Period                                       0             (465)
      Net Unrealized Gain(Loss)                         0           (4,073)

    Net Realized and Unrealized
    Gain(Loss) on Investments                           0           (2,511)

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  QUARTER          QUARTER          FY ENDED
                              ENDING 04/30/97  ENDING 04/30/98      10/31/97

Participants' Interest at
Beginning of Period              41,857,297       32,777,472       44,332,553

Changes from Investment
Activities:
  Net Investment Income             539,241          406,443        2,195,037
  Net Realized Gain(Loss)
  on Investments                          0                0            1,563
  Net Unrealized Gain(Loss)
  on Investments                       (155)             620           (3,608)
    Net Increase(Decrease)
    from Investment Activity        539,086          407,063        2,192,992

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  65,726 Units                    3,353,307                        12,065,221
  Received from Issuance of:
  60,250 Units                                     3,250,009

  Payment on Redemption of:
  105,519 Units                   5,386,209                        23,600,670
  Payment on Redemption of:
  136,992 Units                                    7,388,407

    Net Increase(Decrease)
    from Participating Unit
    Transactions                  (2,032,902)     (4,138,398)     (11,535,449)

Participants' Interest at
End of Period                     40,363,481      29,046,137       34,990,096

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              6 MONTHS          6 MONTHS
                                           ENDED 04/30/98    ENDED 04/30/97

Participants' Interest at
Beginning of Period                           34,990,096        44,332,553

Changes from Investment
Activities:
  Net Investment Income                          889,855         1,120,416
  Net Realized Gain(Loss)
  on Investments                                       0             1,562
  Net Unrealized Gain(Loss)
  on Investments                                       0            (4,073)
    Net Increase(Decrease)
    from Investment Activity                     889,855         1,117,905

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  100,580 Units                               5,390,741
  Received from Issuance of:
  107,912 Units                                                 5,473,877

  Payment on Redemption of:
  227,941 Units                              12,224,555
  Payment on Redemption of:
  208,219 Units                                                10,560,854

    Net Increase(Decrease)
    from Participating Unit
    Transactions                              (6,833,814)       (5,086,977)

Participants' Interest at
End of Period                                 29,046,137        40,363,481

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                     Statement of Assets and Liabilities

                            FY ENDED 10/31/97     6 MONTHS ENDED 04/30/98
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations      3,745,361    3,745,361    7,338,863    7,338,863
  Commercial Paper       25,888,682   25,888,682   14,022,378   14,022,378
  Other Investments       5,269,537    5,269,537    7,591,681    7,591,681

    Total Investments                 34,903,580   28,952,922   28,952,922

    Cash                                       0                         0
    Interest Receivable                   89,885                    94,900
    Receivable for
    Securities Sold                            0                         0

Total Assets                          34,993,465                29,047,822

Liabilities:
  Audit Fees Payable                       3,369                     1,685
  Payable for
  Securities Sold                              0                         0

Total Liabilities                          3,369                     1,685

Participants' Interest:
  52.92 Per Unit
  on 661,185                          34,990,096
  54.41 Per Unit on
  533,824                                                       29,046,137

Total Liabilities and
Participants' Equity                  34,993,465                29,047,822

See accompanying notes to condensed financial statements.

PAGE

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of April 30, 1998, and October 31, 1997, the results of operations for the three months and six months ended April 30, 1998 and 1997, and cash flows for the three months and six months ended April 30, 1998 and 1997.

2. The results of operations for the three months and six months ended April 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year 1998, nor the results experienced for the full year 1997.

3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1997.
Item 2.  Trustee's Discussion and Analysis of
Financial Condition and Results of Operations.

     The bull market in equities got back on track in February 1998 and soared to new records in March before slowing in April. Volatility remained very high. The equity markets appear significantly overvalued based on price-to-arnings, price-to-cash flow and price-to-sales ratios. This is especially true of the large-capitalization segment of the market. The Standard and Poor's 500 Index was up 13.84% for the quarter ended April 30, 1998.

     The stock market has moved ahead on a broad front, led again by the strong performance of the large-cap stocks. Incredibly, the combined increase in the stock market value of Microsoft and General Electric created more wealth during the first calendar quarter than the estimated growth in goods and services of the U.S. economy for that period.

     It was not long ago that the outlook for financial markets was becoming grim. However, the U.S. economy has remained strong since October 1997, despite the Southeast Asia financial crisis, and investors have stayed confident that inflation is not on the rise. A dramatic resurgence in the flow of money into stocks from all sources, including foreign investors, also has helped propel the markets higher. Cash reserve levels in mutual funds are extremely low, indicating they are nearly fully invested.

     As new targets for the equity markets climbed higher, expected growth in profits plunged to its lowest level since the 1990-91 recession. Analysts slashed expected profit growth for the S&P 500 companies, but the markets reacted positively when the majority of companies achieved their reduced profit expectations. A continuing stream of high-flying technology companies warned of earnings weakness, but these stocks still were among the quarter's best performers.

     The performance of international stocks varied dramatically by region of the world. Many European markets hit new highs, but the Asian markets were mixed. There is little hope for a near-term recovery in Japan, as corporate confidence there is still deteriorating and the liquidity crunch continues. The MSCI-EAFE Index closed the quarter ended April 30, 1998, up 10.63%.

     Fixed-income yields moved up gradually from February through April. The Federal Reserve did not take any interest rate action during the quarter and will probably remain on hold. The economy is far too strong and the labor market too tight to relax rates.

     On the other hand, the inflation rate is too low and the impact of the Asia financial problems on the U.S. economy too uncertain to tighten interest rates. Continuing high retail demand and stronger wage pressure could change that balance.

     In this atmosphere of revived investor exuberance, concerns about valuation are considered irrelevant. The risk is that the exceptional forces that seem to justify today's stock prices may not last.

PAGE

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

PAGE

(18) Letter re Change in Accounting Principles.

     Not applicable.

(19) Report Furnished to Security Holders.

     Not applicable.

(22) Published Report Regarding Matters Submitted to Security Holders.

     Not applicable.

(23) Consents of Experts and Counsel.

     Not applicable.

(24) Power of Attorney.

     Not applicable.

(27) Financial Data Schedule.

     27.1 - Pooled Equity Fund
     27.2 - Pooled Debt Fund
     27.3 - Pooled Income Fund

(99) Additional Exhibits.

     None.

(b)  Reports on Form 8-K.

     No report on Form 8-K was required to be filed during the three months ended April 30, 1998.

PAGE

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

                                  The Collective Investment Trusts for Which
                                  UMB Bank, n.a. is Trustee
                                                    (Registrant)

                                  by UMB Bank, n.a. as trustee


Date: June 12, 1998               By:/s/ Steve Campbell
                                   Senior Vice President


                                   By:/s/ E. Frank Ware
                                   Executive Vice President and
                                   Trust Accounting Office

PAGE

                              INDEX TO EXHIBITS

27.1  Financial Data Schedule for Pooled Equity Fund

27.2  Financial Data Schedule for Pooled Debt Fund

27.3  Financial Data Schedule for Pooled Income Fund

PAGE

27.1  FINANCIAL DATA SCHEDULE - POOLED EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           6-MOS
FISCAL-YEAR-END                    OCT-31-1997     OCT-31-1997
PERIOD-END                         APR-30-1998     APR-30-1998
CASH                                         0               0
SECURITIES                         209,851,922     209,851,922
RECEIVABLES                            291,987         291,987
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       210,143,909     210,143,909
CURRENT-LIABILITIES                  1,648,617       1,648,617
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           208,495,292     208,495,292
TOTAL-LIABILITY-AND-EQUITY         210,143,909     210,143,909
SALES                                        0               0
TOTAL-REVENUES                       1,692,851       3,444,982
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                          (2,298)         (4,595)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                       15,650,112      23,018,896
INCOME-TAX                                   0               0
INCOME-CONTINUING                            0               0
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                           1,690,553       3,440,387
EPS-PRIMARY                              $0.81           $1.65
EPS-DILUTED                              $0.81           $1.65

PAGE

27.2  FINANCIAL DATA SCHEDULE - POOLED DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           6-MOS
FISCAL-YEAR-END                    OCT-31-1997     OCT-31-1997
PERIOD-END                         APR-30-1998     APR-30-1998
CASH                                         0               0
SECURITIES                         114,352,361     114,352,361
RECEIVABLES                          1,960,504       1,960,504
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       116,312,865     116,312,865
CURRENT-LIABILITIES                      4,595           4,595
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           116,308,270     116,308,270
TOTAL-LIABILITY-AND-EQUITY         116,312,865     116,312,865
SALES                                        0               0
TOTAL-REVENUES                       1,941,318       3,981,183
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                               0          (4,595)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                       (1,185,905)         70,185
INCOME-TAX                                   0               0
INCOME-CONTINUING                            0               0
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                           1,946,204       3,976,588
EPS-PRIMARY                              $1.15           $2.35
EPS-DILUTED                              $1.15           $2.35

PAGE

27.3  FINANCIAL DATA SCHEDULE - POOLED INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           6-MOS
FISCAL-YEAR-END                    OCT-31-1997     OCT-31-1997
PERIOD-END                         APR-30-1998     APR-30-1998
CASH                                         0               0
SECURITIES                          28,952,922      28,952,922
RECEIVABLES                             94,899          94,899
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                        29,047,821      29,047,821
CURRENT-LIABILITIES                      1,685           1,685
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                            29,046,137      29,046,137
TOTAL-LIABILITY-AND-EQUITY          29,047,822      29,047,822
SALES                                        0               0
TOTAL-REVENUES                         407,285         891,540
CGS                                          0               0
TOTAL-COSTS                               (842)         (1,685)
OTHER-EXPENSES                               0               0
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                              620               0
INCOME-TAX                                   0               0
INCOME-CONTINUING                            0               0
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                             406,443         889,855
EPS-PRIMARY                              $0.76           $1.67
EPS-DILUTED                              $0.76           $1.67