Form 10-Q
period 1998-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1998-09-14
CIK 206005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 1998

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

Yes /X/     No / /

     The number of units of participation outstanding as of July 31, 1998.

          Pooled Equity Fund - 1,990,814
          Pooled Debt Fund - 1,644,822
          Pooled Income Fund - 515,997

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

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                               QUARTER          QUARTER
                                           ENDING 07/31/97  ENDING 07/31/98

Investment Income:
  Dividends                                    1,106,881         854,417
  Interest                                       720,030         741,198
    Gross Investment Income                    1,826,911       1,595,615

  Less:  Audit Expense &
         Foreign Taxes                            (1,875)         (2,298)

    Net Investment Income                      1,825,036       1,593,317

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales                      174,054,881     169,861,321
    Cost of Securities Sold                  159,812,821     165,843,966
      Net Realized Gain(Loss)                 14,242,060       4,017,355

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                       29,004,391      36,733,827
    End of Period                             45,057,041      16,788,149
      Net Unrealized Gain(Loss)               16,052,650     (19,945,678)

    Net Realized and
    Unrealized Gain(Loss)
    on Investments                            30,294,710     (15,928,323)

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                      Condensed Statement of Operations

                                 9 MONTHS          9 MONTHS         FY ENDED
                              ENDED 07/31/97    ENDED 07/31/98      10/31/97

Investment Income:
  Dividends                       3,455,951        2,605,286        2,997,417
  Interest                        2,218,613        2,435,311        4,488,947
    Gross Investment Income       5,674,564        5,040,597        7,486,364

  Less:  Audit Expense &
         Foreign Taxes               (5,565)          (6,893)          (9,131)

    Net Investment Income         5,668,999        5,033,704        7,477,233

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss) on
  Investments:
    Proceeds from Sales         536,895,903      587,047,516      733,528,663
    Cost of Securities Sold     507,740,423      564,428,581      694,785,209
      Net Realized Gain(Loss)    29,155,480       22,618,935       38,743,454

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period          28,973,664       32,316,511       28,973,664
    End of Period                45,057,041       16,788,149       32,316,511
      Net Unrealized Gain(Loss)  16,083,377      (15,528,362)       3,342,847

    Net Realized and
    Unrealized Gain(Loss)
    on Investments               45,238,857        7,090,573       42,086,301

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              QUARTER           QUARTER
                                          ENDING 07/31/97   ENDING 07/31/98

Participants' Interest at
Beginning of Period                          228,530,923       208,495,292

Changes from Investment
Activities:
  Net Investment Income                        1,825,036         1,593,317
  Net Realized Gain(Loss)
  on Investments                              14,242,060         4,017,355
  Net Unrealized Gain(Loss)
  on Investments                              16,052,650       (19,945,678)
    Net Increase(Decrease)
    from Investment Activity                  32,119,746       (14,335,006)

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  59,409 Units                                  4,833,441
  Received from Issuance of:
  41,044 Units                                                  4,016,624

  Payment on Redemption of:
  244,055 Units                               (20,322,265)
  Payment on Redemption of:
  130,574 Units                                                (12,823,687)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                              (15,488,824)      (8,807,063)

Participants' Interest at
End of Period                                 245,161,845      185,353,223

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  9 MONTHS         9 MONTHS         FY ENDED
                               ENDED 07/31/97   ENDED 07/31/98      10/31/97


Participants' Interest at
Beginning of Period             259,599,297      216,985,770      259,599,297

Changes from Investment
Activities:
  Net Investment Income           5,668,999        5,033,704        7,477,233
  Net Realized Gain(Loss)
  on Investments                 29,155,480       22,618,935       38,743,454
  Net Unrealized Gain(Loss)
  on Investments                 16,083,377      (15,528,362)       3,342,847
    Net Increase(Decrease)
    from Investment Activity     50,907,856       12,124,277       49,563,534

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  59,409 Units                   16,992,185                        20,595,034
  Received from Issuance of:
  41,044 Units                                    12,306,165

  Payment on Redemption of:
  244,055 Units                 (82,337,493)                     (112,772,095)
  Payment on Redemption of:
  130,574 Units                                   (56,062,989)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                (65,345,308)      (43,756,824)    (92,177,061)

Participants' Interest at
End of Period                   245,161,845       185,353,223     216,985,770

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Equity Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/97     9 MONTHS ENDED 07/31/98
                           COST        MARKET        COST        MARKET

Assets:
  Common Stock          129,558,673  161,875,185  111,342,534  128,130,683
  Commercial Paper       46,763,553   49,763,553   51,748,434   51,743,434
  Other Investments       2,884,013    2,884,013    3,179,589    3,179,589

    Total Investments   179,206,239  214,522,751  166,270,557  183,053,706

    Cash                                       0                         0
    Interest Receivable                  331,235                   280,808
    Receivable for
    Securities Sold                    2,140,974                 2,020,603

Total Assets                         216,994,960               185,355,117

Liabilities:
  Audit Fees Payable                       9,190                     6,893
  Payable for
  Securities Sold                              0                         0

Total Liabilities                          9,190                     6,893

Participants' Interest:
  88.77 Per Unit on
  2,444,463 Units
  Outstanding                        216,985,770
  93.10 Per Unit on
  1,990,814 Units
  Outstanding                                                   185,353,223

Total Liabilities
and Participants'
Equity                               216,994,960                185,360,116

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                              QUARTER           QUARTER
                                          ENDING 07/31/97   ENDING 07/31/98

Investment Income:
  Interest                                     2,322,024         1,892,299

  Less:  Audit Expense                            (1,875)           (2,298)

    Net Investment Income                      2,320,149         1,890,001

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                       43,960,803         13,757,552
    Cost of Securities Sold                   43,815,553         13,672,065
      Net Realized Gain(Loss)                    145,250             85,487

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                         (367,654)         3,097,995
    End of Period                              2,669,840          3,436,022
      Net Unrealized Gain(Loss)                3,037,494            338,027

  Net Realized and Unrealized
  Gain(Loss) on Investments                    3,182,744            423,514

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                      Condensed Statement of Operations

                                  9 MONTHS         9 MONTHS         FY ENDED
                               ENDED 07/31/97   ENDED 07/31/98      10/31/97

Investment Income:
  Interest                        7,534,498        5,873,481        9,653,774

  Less:  Audit Expense               (5,530)          (6,893)          (9,190)

    Net Investment Income         7,528,968        5,866,588        9,644,584

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales          80,611,060       69,257,189      121,162,314
    Cost of Securities Sold      80,229,446       69,049,375      120,799,772
      Net Realized Gain(Loss)       381,614          207,814          362,542

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period           2,123,804        3,150,137        2,123,804
    End of Period                 2,669,840        3,436,022        3,150,137
      Net Unrealized Gain(Loss)     546,036          285,885        1,026,333

  Net Realized and Unrealized
  Gain(Loss) on Investments         927,650          493,699        1,388,875

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              QUARTER           QUARTER
                                          ENDING 07/31/97   ENDING 07/31/98

Participants' Interest at
Beginning of Period                          152,278,155        116,308,269

Changes from Investment
Activities:
  Net Investment Income                        2,320,149          1,890,001
  Net Realized Gain(Loss)
  on Investments                                 145,250             85,487
  Net Unrealized Gain(Loss)
  on Investments                               3,037,494            338,027
    Net Increase(Decrease)
    from Investment Activity                   5,502,893          2,313,515

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  43,353 Units                                2,736,321
  Received from Issuance of:
  51,041 Units                                                   3,525,913

  Payment on Redemption of:
  410,198 Units                              (25,888,153)
  Payment on Redemption of:
  100,842 Units                                                  (6,993,426)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                             (23,151,832)        (3,467,513)

Participants' Interest at
End of Period                                134,629,216        115,154,271

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  9 MONTHS         9 MONTHS         FY ENDED
                               ENDED 07/31/97   ENDED 07/31/98      10/31/97

Participants' Interest at
Beginning of Period             168,974,494      130,005,324      168,974,494

Changes from Investment
Activities:
  Net Investment Income           7,528,968        5,866,588        9,644,584
  Net Realized Gain(Loss)
  on Investments                    381,614          207,814          362,542
  Net Unrealized Gain(Loss)
  on Investments                    546,036          285,885        1,026,333
    Net Increase(Decrease)
    from Investment Activity      8,456,618        6,360,287       11,033,459

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  43,353 Units                   13,137,355                        16,573,341
  Received from Issuance of:
  51,041 Units                                    12,097,678

  Payment on Redemption of:
  410,198 Units                 (55,939,251)                      (66,575,970)
  Payment on Redemption of:
  100,842 Units                                  (33,309,018)

    Net Increase(Decrease)
    from Participating Unit
    Transactions                (42,801,896)     (21,211,340)     (50,002,629)

Participants' Interest at
End of Period                   134,629,216      115,154,271      130,005,324

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                    Pooled Debt Fund for Employees Trusts
                Condensed Statement of Assets and Liabilities

                            FY ENDED 10/31/97     9 MONTHS ENDED 07/31/98
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations     57,284,065   59,598,463   44,738,151   47,042,504
  Corporate Bonds        66,216,759   67,937,009   63,608,870   65,767,458
  Other Investments         330,312      330,312      133,166      133,166

    Total Investments   123,831,136  127,865,784  108,480,187  112,943,128

    Cash                                       0                         0
    Interest Receivable                2,148,730                 2,218,036
    Receivable for
    Securities Sold                            0                         0

Total Assets                         130,014,514               115,161,164

Liabilities:
  Audit Fees Payable                       9,190                     6,893
  Payable for
  Securities Sold
  & Other Payables                             0                         0

Total Liabilities                          9,190                     6,893

Participants' Interest:
  66.40 Per Unit on
  1,958,030 Units
  Outstanding                        130,005,324
  70.01 Per Unit on
  1,644,822 Units
  Outstanding                                                   115,154,271

Total Liabilities and
Participants' Equity                 130,014,514                115,161,164

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                              QUARTER           QUARTER
                                          ENDING 07/31/97   ENDING 07/31/98

Investment Income:
  Interest                                       559,632           403,946

  Less:  Audit Expense                              (687)             (842)

    Net Investment Income                        558,944           403,104

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales                        79,076,737       66,169,953
    Cost of Securities Sold                    79,076,737       66,169,953
      Net Realized Gain(Loss)                           0                0

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period                              (465)               0
    End of Period                                       0                0
      Net Unrealized Gain(Loss)                       465                0

    Net Realized and Unrealized
    Gain(Loss) on Investments                         465                0

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                      Condensed Statement of Operations

                                  9 MONTHS         9 MONTHS         FY ENDED
                               ENDED 07/31/97   ENDED 07/31/98      10/31/97

Investment Income:
  Interest                        1,681,423        1,295,486       2,198,406

  Less:  Audit Expense               (2,062)          (2,528)         (3,369)

    Net Investment Income         1,679,361        1,292,958       2,195,037

Realized and Unrealized
Gain(Loss) on Investments:
  Realized Gain(Loss)
  on Investments:
    Proceeds from Sales         282,007,569      239,662,575     386,568,695
    Cost of Securities Sold     282,006,007      239,662,575     386,567,132
      Net Realized Gain(Loss)         1,562                0           1,563

  Unrealized Gain(Loss)
  on Investments:
    Beginning of Period               3,608                0           3,608
    End of Period                         0                0               0
      Net Unrealized Gain(Loss)      (3,608)               0          (3,608)

    Net Realized and Unrealized
    Gain(Loss) on Investments        (2,046)               0          (2,045)

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                              QUARTER           QUARTER
                                          ENDING 07/31/97   ENDING 07/31/98

Participants' Interest at
Beginning of Period                           40,363,481        29,046,137

Changes from Investment
Activities:
  Net Investment Income                          558,944           403,104
  Net Realized Gain(Loss)
  on Investments                                       0                 0
  Net Unrealized Gain(Loss)
  on Investments                                     465                 0
    Net Increase(Decrease)
    from Investment Activity                     559,409           403,104

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  61,156 Units                                 3,165,875
  Received from Issuance of:
  34,056 Units                                                   1,861,813

  Payment on Redemption of:
  76,074 Units                                 3,934,466
  Payment on Redemption of:
  51,882 Units                                                   2,834,839

    Net Increase(Decrease)
    from Participating Unit
    Transactions                                (768,591)         (973,026)

Participants' Interest at
End of Period                                 40,154,299        28,476,215

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                Condensed Statement of Participants' Interest
                                 (Cash Flows)

                                  9 MONTHS         9 MONTHS         FY ENDED
                               ENDED 07/31/97   ENDED 07/31/98      10/31/97

Participants' Interest at
Beginning of Period              44,332,553       34,990,096       44,332,553

Changes from Investment
Activities:
  Net Investment Income           1,679,361        1,292,958        2,195,037
  Net Realized Gain(Loss)
  on Investments                      1,562                0            1,563
  Net Unrealized Gain(Loss)
  on Investments                     (3,608)               0           (3,608)
    Net Increase(Decrease)
    from Investment Activity      1,677,315        1,292,958        2,192,992

Changes from Participating
Unit Transactions:
  Received from Issuance of:
  61,156 Units                    8,639,752                        12,065,221
  Received from Issuance of:
  34,056 Units                                     7,252,554

  Payment on Redemption of:
  76,074 Units                   14,495,321                        23,600,670
  Payment on Redemption of:
  51,882 Units                                    15,059,393

    Net Increase(Decrease)
    from Participating Unit
    Transactions                 (5,855,569)      (7,806,839)     (11,535,449)

Participants' Interest at
End of Period                    40,154,299       28,476,215       34,990,096

See accompanying notes to condensed financial statements.

PAGE

                                UMB BANK, n.a.
                   Pooled Income Fund for Employees Trusts
                     Statement of Assets and Liabilities

                            FY ENDED 10/31/97     9 MONTHS ENDED 07/31/98
                           COST        MARKET        COST        MARKET

Assets:
  U.S. Government &
  Agency Obligations      3,745,361    3,745,361    6,059,511    6,059,511
  Commercial Paper       25,888,682   25,888,682   16,667,212   16,667,212
  Other Investments       5,269,537    5,269,537    5,634,652    5,634,652

    Total Investments                 34,903,580   28,361,375   28,361,375

    Cash                                       0                         0
    Interest Receivable                   89,885                   117,367
    Receivable for
    Securities Sold                            0                         0

Total Assets                          34,993,465                28,478,742

Liabilities:
  Audit Fees Payable                       3,369                     2,527
  Payable for
  Securities Sold                              0                         0

Total Liabilities                          3,369                     2,527

Participants' Interest:
  52.92 Per Unit
  on 661,185                          34,990,096
  55.19 Per Unit on
  515,997                                                       28,476,215

Total Liabilities and
Participants' Equity                  34,993,465                28,478,742

See accompanying notes to condensed financial statements.

PAGE

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of July 31, 1998, and October 31, 1997, the results of operations for the three months and nine months ended July 31, 1998 and 1997, and cash flows for the three months and nine months ended July 31, 1998 and 1997.

2. The results of operations for the three months and nine months ended July 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year 1998, nor the results experienced for the full year 1997.

3. The accompanying financial statements have been prepared consistent with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1997.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

The stock market showed severe volatility in the quarter ended July 31, 1998, moving within a broad trading range. The market was also characterized by wide divergences in performance as several of the best known indices set new records in July while the broader markets fell sharply. Small capitalization stocks and technology stocks were hit the hardest.

There were increasing doubts about whether the big price gains earlier in the year were sustainable as the economic crisis in Asia continued to worsen and corporate profits managed only single-digit growth for the third consecutive quarter.

Investors reacted by putting 33% less money into stock funds in May compared with April. The flow of money into bond funds increased dramatically.

By mid-June, 80% of New York Stock Exchange listed stocks were down 10% from their 52-week highs and 56% were down at least 15%. The average stock in the Standard & Poor's 500 Index was down 16% and the average Nasdaq stock was down 23%.

The major indices showed a rebound in late June and the S&P 500 ultimately reached a new high. Record amounts of funds poured into the U.S. equity market from foreign investors seeking security, liquidity and the strength of the U.S. dollar, and this became a significant factor in fueling the market recovery.

The result was a narrowing of market leadership and a widening of the gap between the small number of stocks leading the parade and the remainder of the market.

Most of the recent growth in large-cap stock prices has come through expansion of earnings multiples, not earnings growth. Small-cap stocks have underperformed the large caps despite dramatically higher average earnings growth, comparatively limited exposure to Asia and historically low prices. The resulting divergence is a troubling indicator of potential market weakness.

The leading sectors were communications equipment, retail and computer software. The poorest performers were oil and gas, tobacco, chemicals, leisure and railroads.

Merger and acquisition activity continued its frenzied pace with announcement of the five biggest deals of all time. The 1997 record for mergers and acquisitions totaling $927 billion was exceeded in the first six months of 1998.

Many European markets continued to trade at record levels, while most Asian markets plunged and Latin American markets fared poorly. Like the U.S., Europe is faced with a profits squeeze which could moderate the long-term growth outlook. Japan's efforts to deal with its fiscal problems in a meaningful way have not impressed the markets.

PAGE

The bond markets also endured continued turbulence and ultimately drifted lower during the quarter. The Federal Reserve did not change the benchmark interest rates as inflation remained under control and Asian financial problems continued to dominate domestic considerations. Ongoing turmoil across Asia and the consequent "flight to safety" and dollar strength will benefit U.S. Treasuries. However, it might cause further concern about corporate earnings.

Looking ahead, the good news is that the economy is still strong, although it is slowing, and inflation remains muted. Equity market values as measured by the major indices are still very high and are inconsistent with current earnings growth rates. This contradiction eventually will have to be reconciled. The U.S. securities markets' strong dependence on the inflow of foreign funds also is a concern.

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

(27) Financial Data Schedule.

     27.1 - Pooled Equity Fund
     27.2 - Pooled Debt Fund
     27.3 - Pooled Income Fund

(99) Additional Exhibits.

     None.

(b)  Reports on Form 8-K.

     No report on Form 8-K was required to be filed during the three months ended July 31, 1998.

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

                                  The Collective Investment Trusts for Which
                                  UMB Bank, n.a. is Trustee
                                                    (Registrant)

                                  by UMB Bank, n.a. as trustee


Date: September 14, 1998          By:/s/ Edward J. McShane, Jr.
                                  Edward J. McShane, Jr.
                                  Executive Vice President


                                   By:/s/ E. Frank Ware
                                   E. Frank Ware
                                   Executive Vice President and
                                   Trust Accounting Officer

PAGE

                              INDEX TO EXHIBITS

27.1  Financial Data Schedule for Pooled Equity Fund

27.2  Financial Data Schedule for Pooled Debt Fund

27.3  Financial Data Schedule for Pooled Income Fund

PAGE

27.1  FINANCIAL DATA SCHEDULE - POOLED EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           9-MOS
FISCAL-YEAR-END                    OCT-31-1997     OCT-31-1997
PERIOD-END                         JUL-31-1998     JUL-31-1998
CASH                                         0               0
SECURITIES                         183,053,706     183,053,706
RECEIVABLES                          2,301,411       2,301,411
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       185,360,116     185,360,116
CURRENT-LIABILITIES                      6,893           6,893
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           185,353,223     185,353,223
TOTAL-LIABILITY-AND-EQUITY         185,355,117     185,355,117
SALES                                        0               0
TOTAL-REVENUES                       1,595,615       5,040,597
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                          (2,298)         (6,893)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                      (15,928,323)      7,090,573
INCOME-TAX                                   0               0
INCOME-CONTINUING                            0               0
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                           1,593,317       5,033,704
EPS-PRIMARY                              $0.80           $2.53
EPS-DILUTED                              $0.80           $2.53

PAGE

27.2  FINANCIAL DATA SCHEDULE - POOLED DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           9-MOS
FISCAL-YEAR-END                    OCT-31-1997     OCT-31-1997
PERIOD-END                         JUL-31-1998     JUL-31-1998
CASH                                         0               0
SECURITIES                         112,943,128     112,943,128
RECEIVABLES                          2,218,036       2,218,036
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                       115,161,164     115,161,164
CURRENT-LIABILITIES                      6,893           6,893
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                           115,154,271     115,154,271
TOTAL-LIABILITY-AND-EQUITY         115,161,164     115,161,164
SALES                                        0               0
TOTAL-REVENUES                       1,892,299       5,873,481
CGS                                          0               0
TOTAL-COSTS                                  0               0
OTHER-EXPENSES                          (2,298)         (6,893)
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                          423,514         493,699
INCOME-TAX                                   0               0
INCOME-CONTINUING                            0               0
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                           1,890,001       5,866,588
EPS-PRIMARY                              $1.15           $3.57
EPS-DILUTED                              $1.15           $3.57

PAGE

27.3  FINANCIAL DATA SCHEDULE - POOLED INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS           9-MOS
FISCAL-YEAR-END                    OCT-31-1997     OCT-31-1997
PERIOD-END                         JUL-31-1998     JUL-31-1998
CASH                                         0               0
SECURITIES                          28,361,375      28,361,375
RECEIVABLES                            117,367         117,367
ALLOWANCES                                   0               0
INVENTORY                                    0               0
CURRENT-ASSETS                               0               0
PP&E                                         0               0
DEPRECIATION                                 0               0
TOTAL-ASSETS                        28,478,742      28,478,742
CURRENT-LIABILITIES                      2,527           2,527
BONDS                                        0               0
PREFERRED-MANDATORY                          0               0
PREFERRED                                    0               0
COMMON                                       0               0
OTHER-SE                            28,476,215      28,476,215
TOTAL-LIABILITY-AND-EQUITY          28,478,742      28,478,742
SALES                                        0               0
TOTAL-REVENUES                         403,946       1,295,486
CGS                                          0               0
TOTAL-COSTS                               (842)         (2,528)
OTHER-EXPENSES                               0               0
LOSS-PROVISION                               0               0
INTEREST-EXPENSE                             0               0
INCOME-PRETAX                                0               0
INCOME-TAX                                   0               0
INCOME-CONTINUING                            0               0
DISCONTINUED                                 0               0
EXTRAORDINARY                                0               0
CHANGES                                      0               0
NET-INCOME                             403,104       1,292,958
EPS-PRIMARY                              $0.78           $2.51
EPS-DILUTED                              $0.78           $2.51