Form 10-K
period 1998-10-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1999-01-29
CIK 206005

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended: October 31, 1998

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


                             UMB BANK, N.A., TRUSTEE
                                Trust Department
                                1010 Grand Avenue
                           Kansas City, Missouri 64106
            ________________________________________________________
               (Address of principal executive offices) (Zip Code)

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

                                    Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates:  None

Documents incorporated by reference into Part I:
        Registrant's Registration Statement on Form S-1
          (Commission file no. 33-86470)

                                     PART I

Item 1.  Business

UMB Bank, N.A., the principle executive offices of which are located in Kansas City, Missouri (the "Bank"), is trustee of three Collective Investment Trusts (collectively referred to herein as the "Funds" or singularly as a AFund@) that provide investment mediums for certain qualified retirement plans for which the Bank serves as trustee. The Funds are:

a. The Fund for Pooling Equity Investments of Employee Trusts (the "Pooled Equity Fund"), the primary investment objective of which is growth in the value of the units of participation in the Fund through investments in equity securities;

b. The Fund for Pooling Debt Investments of Employee Trusts (the "Pooled Debt Fund"), the primary investment objective of which is the stability of the underlying assets through the investment in fixed income obligations and growth in the value of the units of participation in the Fund through reinvestment of the income from such obligations;

c. The Pooled Income Fund for Employee Trusts (the "Pooled Income Fund"), the primary investment objective of which is to provide a high degree of liquidity through the investment in short-term fixed income obligations with growth in the value of the units of participation in the Fund through reinvestment of the income from such obligations.

The Funds are operated under Section 9 of Regulation 9 of the Comptroller of Currency (12 C.F.R.9). The Trust Department of the Bank is responsible for the continuing supervision and evaluation of all investments for the Funds. All investment activities are subject to the policy making and reviewing authority of the Bank's Trust Policy Committee, which is composed of twelve members made up of Senior Management and outside Directors of the Bank.

The above description of the Registrant's business is qualified in its entirety by reference to the more detailed discussion set forth in the Registrant's registration statement on Form S-1 (Commission file no. 33-86470), as may be amended from time to time.

Item 2.  Properties

                  Not applicable

Item 3.  Legal Proceedings

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the units of participation in the Funds, and dividends are not paid on such units. On October 31, 1998, there were [479] holders of units of participation in the Fund for Pooling Equity Investments of Employee Trusts, [426] holders of units of participation in the Fund for Pooling Debt Investments of Employee Trusts, and [254] holders of units of participation in the Pooled Income Fund for Employees Trusts, and the closing value of a unit of the Fund for Pooling Equity Investments of Employee Trusts, of the Fund for Pooling Debt Investments of Employee Trusts, and of the Pooled Income Fund for Employee Trusts were, respectively, $95.73, $73.14 and $56.04.



                       [Remainder of Page Intentionally Left Blank]

Item 6.  Selected Financial Data

POOLED EQUITY FUND                         10/31/94     10/31/95     10/31/96     10/31/97     10/31/98
Securities at Market                    231,541,980  262,319,073  259,171,312  214,522,751  184,150,793
Receivables                                 542,286      752,219      436,199    2,472,209    2,387,087
Total Assets                            232,084,266  263,071,292  259,607,511  216,994,960  186,537,880
Current Liabilities                          10,428      519,584        8,214        9,190        9,190
Participants' Interest                  232,073,838  262,551,708  259,599,297  216,985,770  186,528,690
Total Liability and
    Participants' Interest              232,084,266  263,071,292  259,607,511  216,994,960  186,537,880
Total Investment Income                   6,957,083    9,262,707    9,169,196    7,486,364    6,638,807
Other Expense                               (31,276)     (17,956)     (11,563)      (9,131)      (9,190)
Net Realized and
    Unrealized Gains (Losses)             7,351,978   23,040,216   25,953,359   42,086,301   10,448,767
Net Investment Income                     6,925,807    9,244,751    9,157,633    7,477,233    6,629,617
Net Income Per Share                          $3.51        $7.87        $9.17       $16.46        $7.78


POOLED DEBT FUND                           10/31/94     10/31/95     10/31/96     10/31/97     10/31/98
Securities at Market                    157,972,562  162,536,863  166,226,032  127,865,784  114,535,305
Receivables                               2,695,465    3,640,756    2,757,097    2,148,730    1,933,768
Total Assets                            160,668,027  166,177,619  168,983,129  130,014,514  116,469,073
Current Liabilities                          10,425    1,854,349        8,635        9,190        9,190
Participants' Interest                  160,657,602  164,323,270  168,974,494  130,005,324  116,459,883
Total Liability and
    Participants' Interest              160,668,027  166,177,619  168,983,129  130,014,514  116,469,073
Total Investment Income                  11,260,248    9,951,449   11,618,424    9,653,774    7,710,035
Other Expense                               (11,065)     (11,212)      (9,826)      (9,190)      (9,190)
Net Realized and
    Unrealized Gains (Losses)           (17,582,088)  10,654,491   (1,581,733)   1,388,875    3,720,371
Net Investment Income                    11,249,183    9,940,237   11,608,598    9,644,584    7,700,845
Net Income Per Share                         ($1.94)       $6.90        $3.60        $4.68        $6.43


POOLED INCOME FUND                         10/31/94     10/31/95     10/31/96     10/31/97     10/31/98
Securities at Market                     60,098,434   65,327,731   44,161,577   34,903,580   27,840,827
Receivables                                 433,490      411,057      173,726       89,885      126,202
Total Assets                             60,531,924   65,738,788   44,335,303   34,993,465   27,967,029
Current Liabilities                           4,056        4,056        2,750        3,369        3,369
Participants' Interest                   60,527,868   65,734,732   44,332,553   34,990,096   27,963,660
Total Liability and
    Participants' Interest               60,531,924   65,738,788   44,335,303   34,993,465   27,967,029
Total Investment Income                   2,409,792    3,834,915    2,963,509    2,198,406    1,724,563
Other Expense                                (4.725)      (4,050)      (2,744)      (3,369)      (3,369)
Net Realized and
    Unrealized Gains (Losses)               (51,721)      74,390      (29,992)      (2,045)           0
Net Investment Income                     2,405,067    3,830,865    2,960,765    2,195,037    1,721,194
Net Income Per Share                          $1.63        $2.85        $2.58        $2.84        $2.97



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

1995 - 1996

The equity markets had a second consecutive strong year, continuing the rise that started in December 1994. Stocks were hit hard in July as a result of concern that an overheating of the economy would cause higher interest rates. There were no winners in the July correction, but large-capitalization stocks suffered less and recovered faster. Small-cap stocks did outperform the market during late spring, but stumbled badly with the broader market in July. The advance in large-cap issues was led by technology, consumer and finance stocks. The Pooled Equity Fund had a return of 12.79% for the 12-month period ended October 31, 1996, while the S&P 500 and Value Line Indices increased 24.10% and 14.69% respectively. As a result of concern about higher inflation and interest rates, the fixed return was less than coupon yield. The Pooled Debt Fund had a total return of 5.36% for the 12-month period ended October 31, 1996, compared to 5.81% for the Lehman Brothers Government/Corporate Intermediate Index. Short-term rates eased somewhat, but the real interest rate remained high. The Pooled Income Fund had a return of 5.69% for the 12-month period ended October 31, 1996, while 90-day T-Bills had a yield of 4.69%.

1996 - 1997

The strong U.S. economy and low inflation created a very favorable scenario for the domestic equity markets and they responded by rising dramatically for the third consecutive year. The advance was slowed by small corrections in December, March and August, but the markets recovered strongly in each instance. Until August, large-capitalization stocks outperformed the rest of the market, but eventually mid-cap and small-cap stocks came to the forefront as concern about valuations and overseas financial turmoil caught up with the multinational companies. Investors were attracted to the low price/earnings ratios of cyclical issues, many of which are small- and mid-cap stock. The Pooled Equity Fund had a return of 22.37% for the 12-month period ended October 31, 1997, while the S&P 500 and Value Line Indices increased 32.11% and 27.15% respectively. The bond market advanced during the year as yields dropped uniformly across the maturity spectrum. The combination of economic growth that was strong, but not excessive, and chaos in overseas financial markets reduced the chances that the Federal Reserve would raise interest rates. Declines in the federal budget deficit helped as well. The Pooled Debt Fund had a total return of 8.34% for the 12-month period ended October 31, 1997, compared to 7.49% for the Lehman Brothers Government/Corporate Intermediate Index. Short-term rates were largely unchanged for the year. The Pooled Income Fund had a return of 5.62% for the 12-month period ended October 31, 1997, while 90-day T-Bills had a yield of 4.64%.

1997 - 1998

The U.S. economy remained strong for another year aided by continued low inflation and falling interest rates. The two tier equity market became more pronounced as large capitalization stocks surged ahead after a slow start and peaked in mid-July. They then corrected because of concerns about severe financial problems overseas and excess leverage in U.S. markets. Small capitalization stocks topped out in April and never fully recovered despite a better earnings picture than large capitalization stocks. The market volatility was very extreme throughout the year, with many sudden and large moves up and down. The Pooled Equity Fund had a return of 7.84% for the 12-month period ending October 31, 1998, while the S&P 500 Index and the Value Line Corporate Index increased 26.08% and 6.30% respectively. Interest rates dropped dramatically during the year especially during the last quarter as the Federal Reserve lowered the Federal Funds rate three times. The combination of low inflation and weakness in the economies of many countries overseas raised the spector of deflation. The risk of a liquidity crunch arose when a major hedge fund appeared to be on the brink of collapse, but swift action by the Federal Reserve and others helped rescue the situation. The Pooled Debt Fund had a total return of 10.15% for the 12-month period ended October 31, 1998, compared to 8.69% for the Lehman Brothers Government/Corporate Intermediate Index. Short-Term rates also dropped during the year. The Pooled Income Fund had a return of 5.90% for the 12-month period ended October 31, 1998, while 90-day T-Bills had a yield of 5.21%.

"Year 2000 Readiness Disclosure"

The Year 2000 readiness issue is the result of computer programs that have been coded to define a year using two digits rather than four. For example, a substantial number of programs have date sensitive coding which may recognize a date using "00" as 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions to the operations of both the bank as trustee of the Funds and those of any issuer of any securities held by the funds.

The Bank, as part of its overall operations, has been actively working on this issue since 1996. A plan was developed in which Year 2000 issues are divided into two areas - those involving Bank's mission critical functions and those involving non-mission critical functions. Within these two areas, applications were further divided into those over which the Bank had control and those which were controlled by outside vendors.

A five-step plan was then developed involving 1) inventory, 2) solution planning, 3) renovation, 4) testing, and 5) implementation. The approximate percentage of each type of mission critical application for which the Bank has completed the respective step of the five-step plan is set forth below:


                              Company-Controlled               Vendor-Controlled
                              Mission Critical                 Mission Critical

Inventory                          99%                                  99%
Solution Planning                  99%                                  99%
Renovation                         99%                                  83%
Testing                            99%                                  83%
Implementation                     90%                                  80%

The Bank also has made significant steps toward assessing its hardware and is making substantial progress toward replacing necessary equipment. All mainframe and mid-range systems are in place, and an inventory of personal computers is under way. The Bank's five-step plan also applies to all identified non-information technology assets such as equipment containing embedded chips. Although the Bank has incurred Year 2000 compliance costs (as disclosed in the Form 10-Q filed by the Bank for the quarterly period ended September 30, 1998), none of such costs have been charged to the Funds.

The Bank has in place a program to investigate and quantify the Year 2000 issues arising from its relationships with third parties such as borrowers, vendors, counterparties, issuers of debt and equity securities in which the Funds may invest, and service providers (e.g. the federal reserve system, telecommunications providers and electric utilities). Interfaces and connectivity with these parties and systems also present significant issues. Because the Funds buy, hold and sell the securities of various issuers, the state of Year 2000 readiness of such issuers is also important. The Bank has established a policy in which, as part of its review and consideration of issuers whose securities are being considered for purchase by the Funds, it reviews the portions of the public filings of such issuers that describe their respective efforts and status relating to Year 2000 readiness. The Bank does not, however, attempt to independently confirm or verify any of the representations or statements made by such issuers in such filings.

A failure of counterparties, significant suppliers, customers with substantial relationships, issuers whose securities are held by the Bank, or failures in the payment system could have a substantial negative impact on the Bank. In addition, the Bank could face significant disruptions of business and financial losses if there were failures of telecommunications systems, utility systems, security clearing systems or other elements of the financial industry infrastructure. These negative affects could have a material adverse effect on the Funds.

All of the foregoing is based on the Bank's current assessment of the situation using information available to it. Other factors that might cause material changes include, but are not limited to, the loss of key personnel and the ability to respond to unforeseen complications. Because the Bank's remediation process is not complete and due to the reliance on business partners, vendors, customers, utilities, telecommunications providers and others, the outcome of Year 2000 readiness is uncertain and such issues may have a material adverse effect on the Bank's, as well as the Funds', future financial condition and future operating results. At this point it is impossible to assess a "worst case" scenario.

The Bank continues to develop contingency plans to cover failures due to Year 2000 issues relating to its operations, physical locations, products, suppliers, public infrastructure and customers. Contingency planning is expected to be substantially complete in the near future.

Safe Harbor Statement

The above statements regarding Year 2000 readiness, including, without limitation, statements as to the Bank's expectations and beliefs presented above, are forward-looking statements. Forward-looking statements are made based upon the Bank's expectations and belief concerning future developments and their potential effect upon the Bank and the Funds. There can be no assurance that future developments will be in accordance with the Bank's expectations or that the effect of future developments on the Bank or the Funds will be those anticipated by the Bank.

The Bank wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings on the units of the Funds include many factors that are beyond the Bank's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the impact of competition in the banking and financial services industry; changes in the pricing of the services of the Bank or its competitors; the loss of a significant customer or supplier; disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure; the unanticipated costs and disruption in operations due to Year 2000 non-compliance of both the Bank and the companies in which the Funds hold debt or equity interests; the costs and other effects of complying with regulatory requirements; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; and changes in U.S. or International economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

While the Bank periodically reassesses material trends and uncertainties affecting the Fund's results of operations and financial condition in connection with its preparation of management's discussion and analysis contained in the Fund' annual and quarterly reports, the Bank does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.


Item 8.  Financial Statements and Supplementary Data

The financial statements are attached hereto and filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no directors or executive officers. The Bank is trustee and certain officers and employees of the Bank devote a portion of their time to managing the Funds.

Item 11.  Executive Compensation

                  Not applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                  Not applicable.

Item 13.  Certain Relationships and Related Transactions

                  Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

a. Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements:

The financial statements filed as a part of this report are set forth on the index to the Audited Financial Statements and Other Financial Information on page [F-1] of this report.

(2) Financial Statement Schedules:

                  Not applicable.

(3) Financial Statement Exhibits:

All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                  Not applicable.

(3) Articles of Incorporation and Bylaws


Not applicable.

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1 The UMB Bank, N.A. Master Plan and Trust for Self-Employed Individuals, as amended on January 1, 1991, is attached as Exhibit 4.1 to post-effective amendment no. 5 to the Registrant's registration statement on Form S-1
(Commission  file no.  33-27170)  and is  incorporated  herein by  reference  as
Exhibit 4.2.

4.2 The Plan and Declaration of Trust for the Fund for Pooling Equity Investments of Employee Trusts, as amended on October 31, 1995, is attached as
Exhibit 4.2
to Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.

4.3 The Plan and Declaration of Trust for the Fund for Pooling Debt Investments of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.3 to Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.

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

b. Reports Filed on Form 8-K.

No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COLLECTIVE INVESTMENT TRUSTS

by UMB Bank, n.a.
________________________________
As Trustee

Date:  January 29, 1999
/s/Edward J. McShane, Jr.
________________________________
Edward J. McShane, Jr.
Executive Vice President

Date:  January 29, 1999
/s/ E. Frank Ware
________________________________
Executive Vice President and
Trust Accounting Officer

The Registrant has no directors.

                              Index to Financial Statements

                                                                            Page
Report of Independent Auditors                                               F-2

Fund for Pooling Equity Investments of Employee Trusts

Financial Statements:
Statements of Assets and Liabilities, October 31, 1998 and 1997              F-3
Statements of Investments  Held,  October 31, 1998 and 1997                  F-4
Statements of Operations, three years ended October 31, 1998, 1997,
          and 1996                                                          F-16
Statement of Participants' Interest, three years ended
          October 31, 1998, 1997, and 1996                                  F-17

Fund for Pooling Debt Investments of Employee Trusts

Financial Statements:
Statements of Assets and Liabilities, October 31, 1998 and 1997             F-18
Statements of Investments Held, October 31, 1998 and 1997                   F-19
Statements of Operations, three years ended
          October 31, 1998, 1997, and 1996                                  F-30
Statement of Participants' Interest, three years ended
          October 31, 1998, 1997, and 1996                                  F-31


Pooled Income Fund for Employee Trusts

Financial Statements:
Statements of Assets and Liabilities, October 31, 1998 and 1997             F-32
Statements of Investments Held, October 31, 1998 and 1997                   F-33
Statements of Operations, three years ended
          October 31, 1998, 1997, and 1996                                  F-35
Statement of Participants' Interest, three years ended
          October 31, 1998, 1997, and 1996                                  F-36


Notes to Financial Statements for the three years ended
          October 31, 1998                                                  F-37

                         Independent Accountants' Report
                         -------------------------------



Board of Directors
UMB Bank, n.a.
Kansas City, Missouri


               We have audited the accompanying statements of assets and liabilities of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. (the Funds), including the statements of investments held, as of October 31, 1998 and 1997, and the related statements of operations and participants' interest for the years then ended. These financial statements are the responsibility of the Funds= management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations and participants= interest for the year ended October 31, 1996 were audited by other auditors whose report dated November 15, 1996 expressed an unqualified opinion on those statements.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. as of October 31, 1998 and 1997, and the results of its operations and the changes in its participants= interest for the years then ended, in conformity with generally accepted accounting principles.




/s/BAIRD, KURTZ & DOBSON
Kansas City, Missouri
November 13, 1998

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 1998 AND 1997

                                                                         October 31
                                                                   1998                     1997
                                                 --------------------------------------------------------------

                                                        Cost          Market           Cost         Market
ASSETS
     Investments:
         Common stocks ...........................  $109,744,617   $121,395,246   $129,558,673   $161,875,185
         Commercial paper ........................    59,278,825     59,278,825     49,763,553     49,763,553
         Short-term money market fund ............     3,476,722      3,476,722      2,884,013      2,884,013
                                                       ---------      ---------      ---------      ---------
                                                    $172,500,164    184,150,793   $182,206,239    214,522,751
                                                    ============                  ============

     Interest and dividends receivable ...........                      312,326                       331,235
     Receivable for securities sold ..............                    2,074,761                     2,140,974
                                                                    ------------                 ------------
                                                                    186,537,880                   216,994,960

LIABILITIES
     Audit fee payable ..........................                         9,190                         9,190
                                                                    -----------                  ------------
PARTICIPANTS= INTEREST, Equivalent to
   $95.73 per unit on 1,948,510 units
   outstanding in 1998 and $88.77 per
   unit on 2,444,463 units outstanding in 1997                     $186,528,690                  $216,985,770
                                                                   ============                  ============

See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________

COMMON STOCKS - 65.9%
    CONSUMER NONDURABLES - 9.2%
                BEVERAGES:
ANHEUSER BUSCH COMPANIES INC.                 46,000  $1,020,361      $2,737,000

FOOD:
ARCHER DANIELS MIDLAND CO ...........        187,223   1,888,565       3,124,377
BOB EVANS FARMS INC .................         84,000   1,485,125       1,653,792
BRINKER INTERNATIONAL ...............         31,000     512,800         755,625
                                           ---------    ---------      ---------
TOTAL FOOD .........................                   3,886,490       5,533,794
                                                       ---------       ---------
HEALTHCARE:
BARD C R INC .........................        75,000   1,851,069       3,201,600
BAXTER INTERNATIONAL INC .............        12,000     117,870         719,256
                                          ---------      ---------     ---------
TOTAL HEALTHCARE                                       1,968,939       3,920,856
                                                       ---------       ---------
HOUSEHOLD PRODUCTS:
RUBBERMAID INC                                47,000   1,297,239       1,559,836
                                              ------   ---------       ---------
PHOTOGRAPHY:
EASTMAN KODAK COMPANY                         41,400   2,384,418       3,208,500
                                              ------   ---------       ---------
TOTAL CONSUMER NONDURABLES                            10,557,447      16,959,986
                                                      ----------      ----------
    SERVICES - 8.9%
                MEDIA:
DUN & BRADSTREET                              47,000     787,495       1,333,625
                                              ------     -------       ---------
CONSULTING:
COTELLIGENT GROUP INC                         19,000     424,250         358,625
                                              ------     -------         -------
RETAIL:
AMERICAN GREETINGS CORP .............         37,800     981,120       1,516,725
ASCENT ENTERTAINMENT ................         44,871     270,090         305,706

See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
DILLARDS INC ......................           44,000  $1,148,150      $1,366,772
DONNELLEY R R & SONS CO ...........           62,000   1,888,086       2,673,750
THE LIMITED INC ...................           64,724   1,231,866       1,658,553
TOYS 'R' US INC ...................          125,000   3,046,086       2,445,375
                                             -------   ---------       ---------


TOTAL RETAIL .........................                 8,565,398       9,966,881
                                                       ---------       ---------

               TEXTILE AND APPAREL:
BASSETT FURNITURE INDUSTRY ..........        106,000   2,422,192       2,411,500
BROWN GROUP INC .....................         84,600   2,365,705       1,348,355
STRIDE RITE CORP ....................        110,000   1,503,651       1,003,750
                                             -------   ---------       ---------

TOTAL TEXTILE AND APPAREL ..................           6,291,548       4,763,605
                                                       ---------       ---------

    TOTAL SERVICES                                    16,068,691      16,422,736
                                                      ----------      ----------

    CONSUMER DURABLES - 3.0%
                AUTOMOTIVE:
GENUINE PARTS CO .................           108,900   1,745,240       3,430,350
SUPERIOR INDUSTRIES ..............            82,700   2,080,448       2,165,748
                                              ------   ---------       ---------
TOTAL AUTOMOTIVE .......................               3,825,688       5,596,098
                                                       ---------       ---------
TOTAL CONSUMER DURABLES ..................             3,825,688       5,596,098
                                                       ---------       ---------


    CAPITAL GOODS - 16.3%;
                ELECTRICAL & NETWORKING EQUIPMENT:
CISCO SYSTEMS INC ................             9,000     389,625         567,000
                                               -----     -------         -------

                ELECTRONICS:
AMP INC .............................         81,992   3,094,987       3,366,838
ELECTRONIC DATA SYSTEMS .............        90,000    3,337,101       3,661,920
DIEBOLD INC .........................         70,000   1,543,087       2,187,500
SENSORMATIC ELECTRONICS .............        314,600   5,086,816       1,769,625
                                             -------   ---------       ---------
TOTAL ELECTRONICS ....................                13,061,991      10,985,883
                                                      ----------      ----------

                MACHINERY & EQUIPMENT:
BRIGGS & STRATTON CORP ............           33,000   1,456,484       1,551,000
COOPER INDUSTRIES INC .............           13,000     477,074         573,625
SNAP ON INC .......................           53,000   1,158,170       1,878,214
                                              ------   ---------       ---------
TOTAL MACHINERY & EQUIPMENT ................           3,091,728       4,002,839
                                                       ---------       ---------
See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
                OFFICE EQUIPMENT:
IBM CORP .................                     5,000   $  35,562      $  742,500
NOVELL INC ...............                   310,000   3,526,165       4,611,250
                                             -------   ---------       ---------
TOTAL OFFICE EQUIPMENT ...................             3,561,727       5,353,750
                                                       ---------       ---------

                MISCELLANEOUS:
BROWNING FERRIS INDUSTRIES ..........         20,000     516,300         708,760
CALGON CARBON CORP ..................        321,400   4,159,729       2,270,048
CROWN CORK & SEAL CO., INC ..........         59,700   1,551,622       1,902,938
GLOBAL IND. TECH ....................        317,800   3,340,027       2,761,046
GRAINGER W W INC ....................         31,000     831,180       1,427,953
                                              ------     -------       ---------
TOTAL MISCELLANEOUS ...................               10,398,858       9,070,745
                                                      ----------       ---------
TOTAL CAPITAL GOODS ....................              30,503,929      29,980,217
                                                      ----------      ----------

    BASIC MATERIALS - 20.9%
                CHEMICALS:
EASTMAN CHEMICAL CO ..............            14,900     857,429         875,375
ENGELHARD CORP ...................           197,000   4,201,456       4,137,000
HERCULES INC .....................            47,000   2,134,383       1,565,711
MALLINCKRODT INC .................            91,100   2,678,446       2,596,350
NALCO CHEMICAL CO ................            80,000   1,698,734       2,475,040
                                              ------   ---------       ---------
TOTAL CHEMICALS ......................                11,570,448      11,649,476
                                                      ----------      ----------

                METAL AND MINING:
BRUSH WELLMAN INC .......................     59,000     754,727       1,003,000
CYPRUS AMAX MINERALS COMPANY                 235,500   5,241,105       2,929,149
KENNAMETAL INC ..........................     82,100   1,888,148       1,703,575
NEWMONT MINING CORP .....................    110,000   2,661,307       2,337,500
WORTHINGTON INDUSTRIES ..................    161,000   2,230,000       2,183,643
                                             -------   ---------       ---------
TOTAL METAL AND MINING ...................            12,775,287      10,156,867
                                                      ----------      ----------
                PAPER AND FORESTRY PRODUCTS:
UNION CAMP CORP ................              82,000   3,604,953       3,526,000
WEYERHAEUSER CO ................              61,700   1,786,408       2,888,362
                                              ------   ---------       ---------
TOTAL PAPER AND FORESTRY PRODUCTS ..............       5,391,361       6,414,362
                                                       ---------       ---------
See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
                PETROLEUM:
AMOCO CORP ........................           26,000  $  932,930      $1,462,500
ATLANTIC RICHFIELD CO .............           21,000   1,556,010       1,446,375
BAKER HUGHES INC ..................          110,000   2,239,267       2,426,930
HALLIBURTON CO ....................           45,000     783,534       1,620,000
KERR MCGEE CORP ...................           41,000   1,656,243       1,634,875
USX MARATHON GROUP ................           51,000     860,009       1,667,088
                                              ------     -------       ---------
TOTAL PETROLEUM .......................                8,027,993      10,257,768
                                                       ---------      ----------
TOTAL BASIC MATERIALS ..................              37,765,089      38,478,473
                                                      ----------      ----------

    TRANSPORTATION - 8%
                RAILROADS:
UNION PACIFIC CORP .................          16,000     240,340         762,000
UNION PACIFIC RESOURCES ............          21,511     245,260         279,643
                                              ------     -------         -------
TOTAL RAILROADS ........................                 485,600       1,041,643
                                                         -------       ---------


                TRUCKING:
ROADWAY EXPRESS INC ................          37,000     563,687         511,081
                                              ------     -------         -------
TOTAL TRANSPORTATION ...................               1,049,287       1,552,724
                                                      ---------       ---------
    MULTIBUSINESS - .8%
TRW INC ....................                  26,000     829,465       1,480,388
                                              ------     -------       ---------
    UTILITIES - 6.0%
                COMMUNICATION:
AT&T CORPORATION ...............              12,900     434,407         806,250
COMSAT CORP ....................              26,100     402,123       1,029,332
MOTOROLA INC ...................              64,700   3,752,738       3,364,400
                                              ------   ---------       ---------
TOTAL COMMUNICATION ....................               4,589,268       5,199,982
                                                       ---------       ---------
See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
ELECTRIC:
AMEREN CORPORATION .................          34,000  $1,157,312      $1,357,892
DOMINION RESOURCES, INC. VA ........          16,000     564,468         738,000
ENTERGY CORP .......................          76,000   1,788,000       2,185,000
TEXAS UTILITIES CO .................          33,000   1,045,973       1,443,750
                                              ------   ---------       ---------
TOTAL ELECTRIC .......................                 4,555,753       5,724,642
                                                       ---------       ---------
TOTAL UTILITIES                                        9,145,021      10,924,624
                                                       ---------      ----------
TOTAL COMMON STOCKS                                  109,744,617     121,395,246
                                                     -----------     -----------
COMMERCIAL PAPER - 32.2%
AMGEN INC., DUE 11/3/98 .................. 2,015,000   2,006,694       2,006,694
AMOCO CO., DUE 11/10/98 .................. 2,000,000   1,987,697       1,987,697
BECTON DICKENSON, DUE 12/7/98 ............ 2,025,000   2,013,705       2,013,705
CHEVRON USA INC., DUE 11/4/98 ............ 2,000,000   1,996,111       1,996,111
CHEVRON USA INC., DUE 11/9/98 ............ 2,500,000   2,494,015       2,494,015
CHEVRON USA INC., DUE 12/8/98 ............ 2,500,000   2,483,844       2,483,844
COCA-COLA COMPANY, DUE 11/20/98 .......... 2,500,000   2,484,979       2,484,979
DEERE AND COMPANY, DUE 11/25/98 .......... 2,500,000   2,489,769       2,489,769
DEERE AND COMPANY, DUE 12/4/98 ...........   575,000     571,442         571,442
DONNELLY R R & SONS CO., DUE 11/17/98 .... 1,500,000   1,495,775       1,495,775
DUPONT (E.I.) DE NEMOURS & CO.,
   INC., DUE 11/3/98 .....................   500,000     496,537         496,537
DUPONT (E.I.) DE NEMOURS & CO.,
   INC., DUE 11/4/98 ..................... 2,000,000   1,986,776       1,986,776
DUPONT (E.I.) DE NEMOURS & CO.,
   INC., DUE 12/11/98 .................... 2,500,000   2,484,313       2,484,313
DUKE POWER COMPANY, DUE 11/20/98 ......... 2,000,000   1,991,667       1,991,667
EASTMAN KODAK CO., DUE 11/20/98 .......... 2,000,000   1,987,191       1,987,191
GENERAL MILLS, INC., DUE 11/13/98 ........ 1,500,000   1,490,900       1,490,900
INTERNATIONAL BUSINESS
 MACHINES, DUE 11/13/98 .................. 1,500,000   1,493,450       1,493,450
KIMBERLY-CLARK CORP., DUE 11/10/98 ....... 2,500,000   2,477,500       2,477,500
MARSH & MCCLENNON COS,
   INC., DUE 11/2/98 ..................... 1,500,000   1,493,245       1,493,245
MONSANTO CORP., DUE 12/01/98 ............. 1,500,000   1,490,225       1,490,225
MOTOROLA, INC., DUE 11/10/98 ............. 2,500,000   2,465,750       2,465,750
MOTOROLA, INC., DUE 11/19/98 ............. 1,500,000   1,488,993       1,488,993
See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
PENNY, (J.C.) FUNDING CORP.,
   DUE 11/24/98 .......................... 1,000,000  $  993,998      $  993,998
PENNY, (J.C.) FUNDING CORP.,
   DUE 11/6/98 ........................... 4,000,000   3,973,555       3,973,555
PROGRESS CAPITAL HOLDINGS,
   INC., DUE 11/10/98 .................... 2,500,000   2,488,333       2,488,333
PROGRESS CAPITAL HOLDINGS,
   INC., DUE 11/2/98 ..................... 1,500,000   1,496,373       1,496,373
TEXACO INC., DUE 11/25/98 ................ 2,500,000   2,484,472       2,484,472
TEXACO INC., DUE 12/4/98 .................   500,000     496,944         496,944
TOYS 'R' US, DUE 11/9/98 ................. 1,000,000     995,324         995,324
TOYS 'R' US, DUE 11/19/98 ................ 1,500,000   1,492,747       1,492,747
WISCONSIN ENERGY, DUE 11/19/98 ........... 2,500,000   2,490,569       2,490,569
XEROX CAPITAL EUROPE PLC,
   DUE 11/18/98 .......................... 1,000,000     995,932         995,932
                                           ---------     -------         -------
TOTAL COMMERCIAL PAPER ...................            59,278,825      59,278,825
                                                      ----------      ----------
SHORT-TERM MONEY MARKET FUND - 1.9%
SHORT-TERM MONEY MARKET
 FUND OF UMB BANK, n.a ............        3,476,722   3,476,722       3,476,722
                                           ---------   ---------       ---------
TOTAL INVESTMENTS HELD ...............              $172,500,164    $184,150,793
                                                    ============    ============

See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________

COMMON STOCKS -  75.5%
        CONSUMER NONDURABLES - 7.6%
           BEVERAGES:
ANHEUSER BUSCH COMPANIES INC .......          46,000  $1,020,361      $1,837,148
                                              ------  ----------      ----------
           FOOD:
ARCHER DANIELS MIDLAND CO ...........         76,403     199,383       1,699,967
BOB EVANS FARMS INC .................        165,000   3,134,137       3,124,770
BRINKER INTERNATIONAL ...............        211,300   3,667,040       2,958,200
                                             -------   ---------       ---------
TOTAL FOOD .........................                   7,000,560       7,782,937
                                                       ---------       ---------

           HEALTHCARE:
BARD C R INC ........................        104,700   2,643,317       2,905,425
BAXTER INTERNATIONAL INC ............         27,900     394,761       1,293,863
MERCK & CO., INC ....................         10,000      21,616         892,500
                                              ------      ------         -------
TOTAL HEALTHCARE .......................               3,059,694       5,091,788
                                                       ---------       ---------

           HOUSEHOLD PRODUCTS:
RUBBERMAID INC ..............                 64,250   1,842,229       1,546,048
                                              ------   ---------       ---------
TOTAL CONSUMER NONDURABLES ...............            12,922,844      16,257,921
                                                      ----------      ----------
        SERVICES - 12.5%
           MEDIA:
DUN & BRADSTREET ...............              55,300   1,052,099       1,579,534
                                              ------   ---------       ---------
TOTAL MEDIA ........................                   1,052,099       1,579,534
                                                       ---------       ---------
           RETAIL:
AMERICAN GREETINGS CORP .............        113,000   3,155,602       3,919,744
ASCENT ENTERTAINMENT ................         44,871     270,090         443,101
BLOCK H&R INC .......................         93,200   3,190,470       3,448,400
COGNIZANT CORP ......................         50,400   1,348,339       1,975,075
DILLARDS INC ........................         44,000   1,148,150       1,699,500
DONNELLEY R R & SONS CO .............         62,000   1,888,086       2,022,750
THE LIMITED INC .....................         64,724   1,253,170       1,525,092
TOYS 'R' US INC .....................        111,000   2,790,621       3,774,000
                                             -------   ---------       ---------
TOTAL RETAIL .......................                  15,044,528      18,807,662
                                                      ----------      ----------

See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
           TEXTILE AND APPAREL:
BASSETT FURNITURE INDUSTRY ........          132,000  $3,080,904      $3,696,000
BROWN GROUP INC ...................           84,600   2,365,705       1,279,575
STRIDE RITE CORP ..................          123,600   1,817,797       1,452,300
                                             -------   ---------       ---------
TOTAL TEXTILE AND APPAREL ..................           7,264,406       6,427,875
                                                       ---------       ---------
TOTAL SERVICES .......................                23,361,033      26,815,071
                                                      ----------      ----------
        CONSUMER DURABLES - 3.5%
           AUTOMOTIVE:
GENUINE PARTS CO .................           108,900   1,745,240       3,409,986
SUPERIOR INDUSTRIES ..............            82,700   2,080,448       2,207,098
                                              ------   ---------       ---------
TOTAL AUTOMOTIVE .......................               3,825,688       5,617,084
                                                       ---------       ---------
           BUILDING:
MASCO CORP ....................               41,000     973,719       1,798,875
                                              ------     -------       ---------
TOTAL CONSUMER DURABLES ..................             4,799,407       7,415,959
                                                       ---------       ---------
           ELECTRONICS:
ELECTRONIC DATA SYSTEMS .............         78,400   2,888,355       3,033,139
SENSORMATIC ELECTRONICS .............        314,600   5,086,816       4,699,495
                                             -------   ---------       ---------
TOTAL ELECTRONICS ......................               7,975,171       7,732,634
                                                       ---------       ---------
           MACHINERY:
COOPER INDUSTRIES INC .............           73,000   3,134,847       3,805,125
SNAP ON INC .......................           53,000   1,158,170       2,279,000
                                              ------   ---------       ---------
TOTAL MACHINERY ........................               4,293,017       6,084,125
                                                       ---------       ---------
           OFFICE EQUIPMENT:
DIGITAL EQUIPMENT CORP ....................   73,400   2,514,031       3,674,624
INTERNATIONAL BUSINESS MACHINES CORP ......   18,000     174,389       1,773,000
NOVELL INC ................................  480,400   7,034,665       4,053,615
                                             -------   ---------       ---------
TOTAL OFFICE EQUIPMENT ...................             9,723,085       9,501,239
                                                       ---------       ---------

See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
           MISCELLANEOUS:
BROWNING FERRIS INDUSTRIES ........          101,300  $2,929,865      $3,292,250
CALGON CARBON CORP ................          355,800   4,753,177       4,203,065
GLOBAL IND. TECH ..................          117,000   1,398,740       1,996,371
GRAINGER W W INC ..................           20,000   1,072,762       1,748,760
HILLENBRAND INDUSTRIES, INC .......           79,800   2,364,044       3,411,450
                                              ------   ---------       ---------
TOTAL MISCELLANEOUS ....................              12,518,588      14,651,896
                                                      ----------      ----------
TOTAL CAPITAL GOODS ....................              34,509,861      37,969,894
                                                      ----------      ----------

        BASIC MATERIALS - 14.5%
           CHEMICALS:
ENGELHARD CORP ................              177,400   3,853,792       3,082,325
MALLINCKRODT INC ..............               91,100   2,678,446       3,416,250
NALCO CHEMICAL CO .............               80,000   1,698,734       3,200,000
                                              ------   ---------       ---------
TOTAL CHEMICALS ........................               8,230,972       9,698,575
                                                       ---------       ---------
           METAL AND MINING:
BRUSH WELLMAN INC ...................         74,300     999,245       1,787,881
CYPRUS AMAX MINERALS COMPANY ........        179,100   4,393,342       3,749,996
                                             -------   ---------       ---------
TOTAL METAL AND MINING ...................             5,392,587       5,537,877
                                                       ---------       ---------


           PAPER AND FORESTRY PRODUCTS:
UNION CAMP CORP ................              62,800   2,900,601       3,403,006
WEYERHAEUSER CO ................              61,700   1,786,408       2,946,175
                                              ------   ---------       ---------
TOTAL PAPER AND FORESTRY PRODUCTS ..............       4,687,009       6,349,181
                                                       ---------       ---------
           PETROLEUM:
AMOCO CORP ........................           21,045     404,827       1,944,032
ATLANTIC RICHFIELD CO .............           14,000     731,740       1,152,382
DRESSER INDUSTRIES INC ............           45,000     783,534       1,895,625
KERR MCGEE CORP ...................           41,000   1,656,243       2,770,083
USX MARATHON GROUP ................           51,000     860,009       1,823,250
                                              ------     -------       ---------
TOTAL PETROLEUM ........................               4,436,353       9,585,372
                                                       ---------       ---------
TOTAL BASIC MATERIALS ..................              22,746,921      31,171,005
                                                      ----------      ----------
See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
        TRANSPORTATION - 1.2%;
           RAILROADS:
UNION PACIFIC CORP ..................         16,000    $240,340        $980,000
UNION PACIFIC RESOURCES .............         21,511     245,260         529,708
                                              ------     -------         -------
TOTAL RAILROADS ........................                 485,600       1,509,708
                                                         -------       ---------
           TRUCKING:
ROADWAY EXPRESS INC ..............            37,000     563,687       1,026,750
                                              ------     -------       ---------
TOTAL TRANSPORTATION ...................               1,049,287       2,536,458
                                                       ---------       ---------
        MULTIBUSINESS - .7%
TRW INC ....................                  26,000     829,465       1,488,500
                                              ------     -------       ---------
        UTILITIES - 16.8%
           COMMUNICATION:
AT&T CORPORATION .....................        92,500   3,015,705       4,520,938
BELL ATLANTIC CORPORATION ............        28,000     696,650       2,240,000
COMSAT CORP ..........................        91,800   1,438,286       2,099,925
U S WEST INC .........................        74,300   1,762,072       2,958,106
US WEST MEDIA GROUP ..................        35,000     545,807         883,750
                                              ------     -------         -------
TOTAL COMMUNICATION ...................                7,458,520      12,702,719
                                                       ---------      ----------
           ELECTRIC:
DOMINION RESOURCES, INC. VA .........         97,000   3,809,559       3,607,236
DUKE ENERGY CORP ....................         27,154     392,924       1,316,969
ENTERGY CORP ........................        123,600   2,965,155       3,012,750
FLORIDA PROGRESS CORP ...............        113,200   3,262,448       3,686,132
SCANA CORP ..........................         71,000   1,156,990       1,792,750
TEXAS UTILITIES CO ..................         43,550   1,458,305       1,562,356
UNION ELECTRIC CO ...................         61,600   2,217,842       2,321,581
                                              ------   ---------       ---------
TOTAL ELECTRIC .......................                15,263,223      17,299,774
                                                      ----------      ----------
           NATURAL GAS:
MAPCO INC ..................                 118,000   2,742,675       3,894,000
                                             -------   ---------       ---------
See Notes to Financial Statements
                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
           MISCELLANEOUS:
WASTE MANAGEMENT INC ............             96,000  $2,631,424      $2,226,048
                                              ------  ----------      ----------
TOTAL UTILITIES ......................                28,095,842      36,122,541
                                                      ----------      ----------
           INSURANCE:
LIBERTY CORP. SC ...............              49,000   1,244,013       2,097,836
                                              ------   ---------       ---------
TOTAL FINANCE ........................                 1,244,013       2,097,836
                                                       ---------       ---------
TOTAL COMMON STOCKS ..................               129,558,673     161,875,185
                                                     -----------     -----------
COMMERCIAL PAPER - 23.2%
ABBOTT LABORATORIES, DUE 11/5/97 ......... 2,500,000   2,489,024       2,489,024
AMERICAN TELEPHONE & TELEGRAPH
     CO., DUE 10/14/97 ..................  2,100,000   2,081,174       2,081,174
ATLANTIC RICHFIELD, DUE 11/24/97 .......     975,000     965,947         965,947
BELL ATLANTIC, DUE 11/5/97 .............   2,000,000   1,995,722       1,995,722
BELLSOUTH, DUE 11/13/97 ................   1,000,000     997,700         997,700
CAMPBELL CORP., DUE 11/13/97 ...........   2,000,000   1,986,909       1,986,909
COCA COLA COMPANY, DUE 12/4/97 .........   2,000,000   1,986,957       1,986,957
COCA-COLA COMPANY, DUE 11/24/97 ........   2,500,000   2,483,000       2,483,000
DISNEY CORP., DUE 11/21/97 .............   2,000,000   1,991,476       1,991,476
DISNEY CORP., DUE 12/16/97 .............   1,500,000   1,489,478       1,489,478
DOW CHEMCIAL CORP., DUE 11/18/97 .......   2,000,000   1,991,139       1,991,139
DOW CHEMICAL CORP., DUE 11/19/97 .......   2,000,000   1,991,155       1,991,155
DOW CHEMICAL CORP., DUE 12/05/97 .......   2,000,000   1,986,250       1,986,250
DUPONT (E.I.) DE NEMOURS & CO.,
     INC., DUE 11/12/97 ................   2,000,000   1,986,604       1,986,604
EMERSON ELECTRIC, DUE 11/10/97 .........   2,500,000   2,482,875       2,482,875
EMERSON ELECTRIC, DUE 12/01/97 .........   2,000,000   1,986,350       1,986,350
EMERSON ELECTRIC, DUE 12/2/97 ..........   1,000,000     995,111         995,111
EMERSON ELECTRIC, DUE 12/8/97 ..........   1,500,000   1,489,744       1,489,744
ENGELHARD CORP., DUE 11/14/97...........   1,000,000     995,425         995,425
HEINZ (H.J.) CO., DUE 12/12/97 .........   2,000,000   1,986,300       1,986,300
MONSANTO CORP., DUE 11/7/97 ............   1,475,000   1,461,705       1,461,705
PENNY, (J.C.) FUNDING CORP.,
     DUE 11/12/97 ......................   2,500,000   2,488,944       2,488,944
See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Number of
                                            Shares or
                                            Principal
                                            Amount        Cost          Market
                                            ____________________________________
PHILLIP MORRIS COS., INC., DUE 11/7/97 .   2,000,000   1,991,187       1,991,187
PROCTOR & GAMBLE CO., DUE 11/14/97 .....   2,000,000   1,991,507       1,991,507

PROCTOR & GAMBLE CO., DUE 12/23/97 .....   1,000,000  $  990,864      $  990,864
PROGRESS CAPITAL, DUE 11/25/97 .........   1,500,000   1,493,572       1,493,572
TOYS 'R' US, DUE 12/2/97 ...............   2,000,000   1,989,592       1,989,592
XEROX CORPORATION, DUE 11/14/97 ........   1,000,000     997,842         997,842
                       -- -- --            ---------     -------         -------
TOTAL COMMERCIAL PAPER .............                  49,763,553      49,763,553
                                                      ----------      ----------


SHORT-TERM MONEY MARKET FUND - 1.3%
SHORT-TERM MONEY MARKET FUND
OF UMB BANK, n.a ...............           2,884,013   2,884,013       2,884,013
                                           ---------   ---------       ---------


TOTAL INVESTMENTS HELD ...............              $182,206,239    $214,522,751
                                                    ============    ============
See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                                             1998             1997             1996
                                                                                    -------------     ------------    -------------

INVESTMENT INCOME
         Interest ...............................................................   $   3,279,897     $  2,997,417    $   3,891,359
         Dividends ..............................................................       3,358,910        4,488,947        5,277,837
                                                                                    -------------     ------------    -------------
                                  Total investment income .......................       6,638,807        7,486,364        9,169,196
         Audit expense ..........................................................           9,190            9,131           11,563
                                                                                    -------------     ------------    -------------
                                  Net investment income .........................       6,629,617        7,477,233        9,157,633
                                                                                    -------------     ------------    -------------
REALIZED AND UNREALIZED GAIN (LOSS)
         ON INVESTMENTS
                Realized gain on investments sold, matured or redeemed
                       Proceeds .................................................     763,884,882      733,528,663      907,344,217
                       Cost of investments ......................................     732,770,233      694,785,209      880,250,904
                                                                                    -------------     ------------    -------------
                                  Net realized gain on investments sold,
                                       matured or redeemed ......................      31,114,649       38,743,454       27,093,313
                                                                                    -------------     ------------    -------------
                Unrealized gain (loss) on investments
                       Beginning of year ........................................      32,316,511       28,973,664       30,113,618
                       End of year ..............................................      11,650,629       32,316,511       28,973,664
                                                                                    -------------     ------------    -------------
                                  Net unrealized gain (loss) on investments .....     (20,665,882)       3,342,847       (1,139,954)
                                                                                    -------------     ------------    -------------
                                  Net realized and unrealized gain on investments      10,448,767       42,086,301       25,953,359
                                                                                    -------------     ------------    -------------
NET INCREASE IN NET ASSETS
         RESULTING FROM OPERATIONS ..............................................   $  17,078,384     $ 49,563,534    $  35,110,992
                                                                                    =============     ============    =============
TOTAL EXPENSE AS A PERCENT OF NET
         INVESTMENT INCOME ......................................................            0.14%            0.12%            0.13%
                                                                                    =============     ============    =============

See Notes to Financial Statements

                                 UMB Bank, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                              1998                           1997                          1996
                                ---------------------------    ----------------------------   ------------------------
                              Units          Amount          Units           Amount         Units           Amount
                              -----          ------          -----           ------         -----           ------

PARTICIPANTS' INTEREST,
     Beginning of year .... 2,444,463    $ 216,985,770     3,578,723    $ 259,599,297    4,082,250    $ 262,551,708
                          -----------    -------------   -----------    -------------   ----------    -------------

FROM INVESTMENT ACTIVITIES
         Net investment
          income                             6,629,617                      7,477,233                     9,157,633
         Net realized
          gain on investments
          sold, matured or
          redeemed                          31,114,649                     38,743,454                    27,093,313
         Net unrealized
          gain (loss) on investments       (20,665,882)                     3,342,847                    (1,139,954)
                                           -----------                      ---------                    ----------

             Net increase
                 from investment
                     activities             17,078,384                     49,563,534                    35,110,992
                                            ----------                      ---------                    ----------
FROM PARTICIPATING UNIT TRANSACTIONS
         Issuance of units    167,147       15,615,556       258,795       20,595,034      664,569       44,294,031
         Redemption of units (663,100)     (63,151,020)   (1,393,055)    (112,772,095)  (1,168,096)     (82,357,434)
                          -----------    -------------   -----------    -------------   ----------    -------------
Net decrease from participating
     unit transactions       (495,953)     (47,535,464)   (1,134,260)     (92,177,061)    (503,527)     (38,063,403)
                          -----------    -------------   -----------    -------------   ----------    -------------

PARTICIPANTS' INTEREST,
     End of year .......... 1,948,510    $ 186,528,690     2,444,463    $ 216,985,770    3,578,723    $ 259,599,297
                          ===========    =============   ===========    =============   ==========    =============

NET ASSET VALUE PER PARTICIPATING UNIT          $95.73                         $88.77                        $72.54
                                                ======                         ======                        ======

See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 1998 AND 1997

                                                                             1998                           1997
                                                                      --------------------          -----------------------
                                                                      Cost          Market          Cost           Market
                                                                      ----          ------          ----           ------
ASSETS
  Investments:
    United States Government and Agency obligations ...........   $ 42,256,804   $ 44,653,797   $ 57,284,065   $ 59,598,463
    Corporate bonds ...........................................     65,351,189     69,514,360     65,873,924     67,594,174
    Commercial paper ..........................................                                      342,835        342,835
    Short-term money market fund ..............................        367,148        367,148        330,312        330,312
                                                                       -------        -------        -------        -------
                                                                  $107,975,141    114,535,305   $123,831,136    127,865,784
                                                                  ============                  ============

         Interest receivable ..................................                     1,933,768                     2,148,730
                                                                                    ---------                     ---------
                                                                                  116,469,073                   130,014,514
                                                                                  -----------                   -----------
LIABILITIES
         Audit fee payable ....................................                         9,190                         9,190
                                                                                        -----                         -----
PARTICIPANTS=  INTEREST,  Equivalent  to $73.14 per unit on 1,592,285 units outstanding in 1998 and $66.40 per unit on 1,958,030 units
         outstanding in 1997 .................................................   $116,459,883                  $130,005,324
                                                                                 ============                  ============

See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________
UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 39.0%
UNITED STATES TREASURY NOTES, 5.50%,
DUE 4/15/00 .                              2,000,000  $1,983,966      $2,033,760
UNITED STATES TREASURY NOTES, 5.625%,
DUE 2/15/06                                  500,000     473,672         534,845
UNITED STATES TREASURY NOTES, 5.75%,
DUE 8/15/03 .                              5,205,000   5,040,863       5,515,686
UNITED STATES TREASURY NOTES, 5.875%,
DUE 2/15/04                                1,000,000     945,547       1,069,690
UNITED STATES TREASURY NOTES, 5.875%,
DUE 11/15/05                               2,500,000   2,474,414       2,707,025
UNITED STATES TREASURY NOTES, 6.50%,
DUE 8/15/05 .                                500,000     493,438         558,125
UNITED STATES TREASURY NOTES, 7.75%,
DUE 2/15/01 .                                400,000     396,948         429,376
UNITED STATES TREASURY NOTES, 8.00%,
DUE 8/15/99 .                                705,000     683,409         724,388
UNITED STATES TREASURY NOTES, 8.50%,
DUE 2/15/00 .                                650,000     720,667         683,111
UNITED STATES TREASURY SECURITIES STRIPPED
COUPON, DUE 8/15/02 .....................  3,270,000   2,548,046       2,775,413
FEDERAL AGRICULTURAL MORTGAGE ASSN., 5.42%,
DUE 11/2/98 .............................  1,000,000     999,548         999,548
FEDERAL HOME LOAN BANK, 5.44%,
DUE 10/15/03 ..                            1,000,000     908,790       1,023,130
FEDERAL HOME LOAN BANK, 6.02%,
DUE 5/20/08 ...                              750,000     748,418         789,375
FEDERAL HOME LOAN BANK, 7.26%,
DUE 9/6/01 ....                              500,000     497,813         534,220
FEDERAL HOME LOAN MORTGAGE, 7.23%,
DUE 5/23/05                                1,300,000   1,300,000       1,348,750
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.45%,
DUE 10/14/03 ............................  1,000,000     999,531       1,023,440
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.80%,
DUE 12/10/03 ............................  1,000,000     996,875       1,039,690
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.93%,
DUE 9/26/03 .............................  1,000,000   1,000,000       1,000,000
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.10%,
DUE 2/10/00 .......................          500,000     499,531         509,065
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.11%,
DUE 7/10/03 .............................  2,000,000   2,000,000       2,028,760
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.45%,
DUE 4/23/01 .............................  1,000,000   1,000,000       1,041,400
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.55%,
DUE 4/22/02 .............................  1,000,000   1,000,000       1,089,380
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.65%,
DUE 3/10/05 .............................    500,000     499,453         566,720
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 8.35%,
DUE 11/10/99 ............................  1,600,000   1,590,031       1,654,496
ISRAEL STATE, UNITED STATES GOVERNMENT
GUARANTEED BOND, 5.25%, DUE 9/15/00 .....  1,000,000     994,230       1,011,600
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%,
DUE 1/1/04 ........                          386,779     386,779         388,712
SMALL BUSINESS ADMINISTRATION POOLS, 6.54%,
DUE 12/10/05                                 750,000     750,000         766,500
See Notes to Financial Statements
                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%,
DUE 9/1/12 .                                 672,825 $   672,825        $687,964
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%,
DUE 8/1/12 .                                 742,667     742,667         761,234
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%,
DUE 5/1/06 .                               1,500,000   1,500,000       1,565,625
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%,
DUE 11/1/12                                  361,604     361,604         379,684
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%,
DUE 1/1/12 .                               1,005,895     991,938       1,034,814
SMALL BUSINESS ADMINISTRATION POOLS, 8.15%,
DUE 2/1/15 .                                 816,992     816,992         857,842
SMALL BUSINESS ADMINISTRATION POOLS, 8.20%,
DUE 2/10/05                                  196,007     195,670         204,092
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%,
DUE 11/1/11                                  344,601     344,601         358,385
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%,
DUE 9/1/11 .                                 144,691     146,861         151,564
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%,
DUE 2/1/11                                   202,891     202,891         212,529
SMALL BUSINESS ADMINISTRATION POOLS, 8.70%,
DUE 12/1/09                                  703,443     693,943         737,736
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
 DUE 8/1/09 .                                208,615     208,615         219,046
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
DUE 1/1/10 .                                 282,958     282,958         297,106
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
DUE 11/1/09                                  504,851     504,851         524,414
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
DUE 8/1/11 .                                 179,882     185,278         189,101
SMALL BUSINESS ADMINISTRATION POOLS, 8.95%,
DUE 6/1/11 .                                 313,068     313,068         331,852
SMALL BUSINESS ADMINISTRATION POOLS, 9.05%,
DUE 9/1/09 .                                 284,667     284,667         301,747
SMALL BUSINESS ADMINISTRATION POOLS, 9.15%,
DUE 7/1/11 .                                 459,125     459,125         486,673
SMALL BUSINESS ADMINISTRATION POOLS, 9.25%,
DUE 6/1/10 .                                 343,150     343,150         363,739
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%,
DUE 2/1/10 .                                 246,479     246,479         261,268
SMALL BUSINESS ADMINISTRATION POOLS, 9.50%,
DUE 4/1/10 .                                 410,714     410,458         437,411
SMALL BUSINESS ADMINISTRATION POOLS, 9.65%,
DUE 5/1/10 .                                 416,194     416,194         443,766
                                             -------     -------         -------
TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS 42,256,804      44,653,797
                                                      ----------      ----------
CORPORATE BONDS - 60.7%
      CONSUMER NONDURABLES - 6.9%
            COSMETICS:
GILLETTE CO., 6.25%, DUE 8/15/03           2,000,000   1,954,760       2,119,800
                                           ---------   ---------       ---------
            FOOD:
MCDONALD'S CORP., 8.75%, DUE 11/15/00 ..   1,200,000   1,198,032       1,292,832
SARA LEE CORPORATION, 5.60%, DUE 1/23/06   1,250,000   1,212,218       1,260,625
SARA LEE CORPORATION, 6.45%, DUE 9/26/05   1,000,000   1,000,000       1,048,500
SARA LEE CORPORATION, 6.45%, DUE 9/26/05   1,000,000     963,350       1,048,500
SYSCO CORPORATION, 7.00%, DUE 5/1/06       1,000,000   1,000,000       1,096,900
                                           ---------   ---------       ---------
TOTAL FOOD                                             5,373,600       5,747,357
                                                       ---------       ---------
TOTAL CONSUMER NONDURABLES                             7,328,360       7,867,157
                                                       ---------       ---------
      SERVICES - 5.9%
            RETAIL:
ALBERTSON'S INC., 6.18%, DUE 3/22/00 ..... 1,000,000   1,000,000       1,015,800
PENNEY J.C., INC., 6.125%, DUE 11/15/03 .. 2,500,000   2,444,520       2,609,000
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

PENNEY J.C., INC., 7.375%, DUE 8/15/08 ... 1,000,000  $  999,590      $1,088,900
WAL-MART STORES INC., 6.125%, 10/1/99 .... 1,000,000     959,230       1,010,600
WAL- MART STORES INC., 6.50%, 6/1/03 ..... 1,000,000   1,000,500       1,061,000
                                           ---------   ---------       ---------

TOTAL RETAIL .........................                 6,403,840       6,785,300
                                                       ---------       ---------
TOTAL SERVICES .......................                 6,403,840       6,785,300
                                                       ---------       ---------
      CONSUMER DURABLES - 2.7%
            BUILDING:
ILLINOIS TOOL WORKS INC., 5.875%,
DUE 3/1/00                                 2,005,000   2,003,912       2,035,075
            FURNITURE:
LEGGETT & PLATT INC., 6.10%, DUE 9/9/03 ...1,000,000   1,000,000       1,020,000
                                          ----------   ---------       ---------
TOTAL CONSUMER DURABLES ..................             3,003,912       3,055,075
                                                       ---------       ---------
      CAPITAL GOODS - 5.6%;
            ELECTRONICS:
TEXAS INSTRUMENTS INC., 6.125%, DUE 2/1/06 1,000,000     932,930       1,038,000
                                           ---------     -------       ---------
            MACHINERY:
COOPER INDUSTRIES INC., 5.88%, DUE 2/20/03 1,000,000     990,780       1,032,000
                                           ---------     -------       ---------
            OFFICE EQUIPMENT:
XEROX CORP., 7.15%, DUE 8/1/04 ......      1,000,000     957,350       1,096,100
                                            ---------     -------      ---------
            MISCELLANEOUS:
FLUOR CORP., 6.95%, DUE 3/1/07             1,000,000     995,510       1,093,600
HONEYWELL INC., 7.00%, DUE 3/15/07         1,000,000     967,210       1,079,900
MONSANTO INC., 6.11%, DUE 2/03/05          1,000,000   1,000,000       1,036,600
                                           ---------   ---------       ---------
TOTAL MISCELLANEOUS                                    2,962,720       3,210,100
                                                       ---------       ---------
TOTAL CAPITAL GOODS                                    5,843,780       6,376,200
                                                       ---------       ---------
      BASIC MATERIALS -  4.2%
            CHEMICALS:
DU PONT, (E.I.) DE NEMOURS & CO. INC.,
VAR RATE, DUE 3/6/03                       1,000,000     999,960       1,038,500
DOW CHEMICAL CO., 9.35%, DUE 3/15/02         400,000     400,000         422,200
ENGLEHARD CORP., 7.0%, DUE 8/1/01          1,000,000     998,060       1,056,100
                                           ---------     -------       ---------
TOTAL CHEMICALS                                        2,398,020       2,516,800
                                                       ---------       ---------
            METALS:
ALUMINUM COMPANY OF AMERICA, 5.75%,
DUE 2/1/01                                 1,000,000     970,080       1,021,800
                                           ---------     -------       ---------
            OIL AND GAS:
AMOCO CANADA PETROLEUM CO., 7.25%,
DUE 12/1/02                                  715,000     712,469         779,636
DRESSER INDUSTRIES INC., 6.25%,
DUE 6/1/00                                   500,000     494,780         510,750
                                             -------     -------         -------
TOTAL OIL AND GAS                                      1,207,249       1,290,386
                                                       ---------       ---------
TOTAL BASIC MATERIALS                                  4,575,349       4,828,986
                                                       ---------       ---------
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

      TRANSPORTATION - 5.8%
            AEROSPACE:
BOEING COMPANY, 6.35%, DUE 6/15/03           750,000    $749,025        $789,300
                                             -------    --------        --------

            RAILROAD:
NORFOLK & WESTERN RAILWAY CO., EQUIP
   TRUST CERTIFICATE, 8.125%
   DUE 11/15/02 .....................      1,320,000   1,291,094       1,461,372
UNION PACIFIC CORP., 7.875%,
DUE 2/15/02 .........                      1,000,000   1,000,000       1,061,000
UNION PACIFIC RAILROAD CO., 6.15%,
DUE 4/1/03 ....                              750,000     725,520         761,250
UNION PACIFIC RAILROAD CO., EQUIP. TRUST
  NO. 2 SERIES 88, 7.01% DUE 6/1/04 .....  1,500,000   1,500,000       1,593,495
UNION PACIFIC RESOURCES GROUP, 7.00%,
DUE 10/15/06                               1,000,000     994,120       1,016,400
                                           ---------     -------       ---------
TOTAL RAILROAD                                         5,510,734       5,893,517
                                                       ---------       ---------
TOTAL TRANSPORTATION                                   6,259,759       6,682,817
                                                       ---------       ---------
      UTILITIES - 25.7%
            COMMUNICATION:
BELL ATLANTIC NEW JERSEY, INC., 5.875%,
DUE 2/1/04 ....                            1,000,000     991,350       1,036,600
BELLSOUTH TELECOMMUNICATIONS, 6.25%,
DUE 5/15/03 ......                         1,500,000   1,493,355       1,578,750
BELL TELEPHONE OF PENNSYLVANIA, 6.125%,
DUE 3/15/03 ...                            1,000,000     989,000       1,048,300
GTE CALIFORNIA INC., 5.625%, DUE 2/1/01 .. 1,500,000   1,482,885       1,519,200
GTE CALIFORNIA INC., 6.75%, DUE 3/15/04 .. 1,000,000     954,121       1,070,700
GTE SOUTH, 6.00%, DUE 2/15/08 ............ 1,000,000     993,250       1,031,500
GTE SOUTH, 6.125%, DUE 6/15/07 ............1,250,000   1,245,238       1,302,125
SOUTHWESTERN BELL TELEPHONE COMPANY, 5.75%,
  DUE 9/1/04 ..............................1,000,000     996,430       1,020,700
UNITED TELEPHONE COMPANY OF FLORIDA, 6.25%,
DUE 5/15/03                                1,500,000   1,487,925       1,567,050
                                           ---------   ---------       ---------
TOTAL COMMUNICATION                                   10,633,554      11,174,925
                                                      ----------      ----------
            ELECTRIC:
CAROLINA POWER & LIGHT, 5.00%,
DUE 9/15/98 ............                     500,000     495,220         568,300
DELMARVA POWER & LIGHT CO., 7.50%,
DUE 5/1/99 .........                       1,000,000     995,140       1,011,800
DUKE POWER CO., 7.00%, DUE 6/1/00 .........2,500,000   2,425,825       2,575,000
EMERSON ELECTRIC CO., 6.30%, DUE 11/1/05 ..3,000,000   2,988,870       3,196,800
FLORIDA POWER & LIGHT, 5.375%, DUE 4/1/00 .1,000,000     997,020       1,009,300
IDAHO POWER CO., 6.40%, DUE 5/1/03 ........1,500,000   1,497,795       1,594,050
IOWA ELECTRIC LIGHT & POWER COMPANY, 6.00%,
DUE 10/1/08                                  500,000     492,720         520,800
UNION ELECTRIC CO., 6.75%, DUE 10/15/99 .. 1,000,000     995,480       1,016,300
                                           ---------     -------       ---------
TOTAL ELECTRIC                                        10,888,070      11,492,350
                                                      ----------      ----------
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998
                                                         1998
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

            GAS:
NORTHWEST NATURAL GAS COMPANY, 5.98%,
DUE 12/15/00                               1,000,000  $1,000,000      $1,023,400
                                           ---------  ----------      ----------
            DIVERSIFIED:
BALTIMORE GAS & ELECTRIC CO., 6.50%,
DUE 2/15/03 ......                         1,000,000     988,450       1,063,400
CONSOLIDATED EDISON CO. OF NEW YORK, 6.625%,
DUE 7/1/05                                 1,000,000     998,840       1,068,800
PACIFIC GAS & ELECTRIC COMPANY, 6.25%,
DUE 3/1/04 .....                           1,000,000   1,000,000       1,042,500
PUBLIC SERVICE COMPANY OF OKLAHOMA, 6.02%,
DUE 3/1/01 .                               1,500,000   1,476,275       1,541,400
WEST TEXAS UTILITIES COMPANY, 6.375%,
DUE 10/1/05 .....                          1,000,000     988,100       1,060,300
                                           ---------     -------       ---------
TOTAL DIVERSIFIED                                      5,451,665       5,776,400
                                                       ---------       ---------
TOTAL UTILITIES                                       27,973,289      29,467,075
                                                      ----------      ----------
      FINANCE - 3.9%
AMERITECH, 6.125%, DUE 10/15/01 ...........1,000,000   1,000,000       1,035,400
NYNEX CORP., 6.25%, DUE 3/15/03 ...........1,000,000     967,900       1,043,750
NYNEX CAPITAL FUNDING CO., 8.75%,
DUE 12/1/04                                2,000,000   1,995,000       2,372,600
                                           ---------   ---------       ---------
TOTAL FINANCE                                          3,962,900       4,451,750
                                                       ---------       ---------
TOTAL CORPORATE BONDS                                 65,351,189      69,514,360
                                                      ----------      ----------
SHORT-TERM MONEY MARKET FUND - .3%
SHORT-TERM MONEY MARKET FUND OF
UMB BANK, n.a                                367,148     367,148         367,148
                                             -------     -------         -------
TOTAL INVESTMENTS HELD                              $107,975,141    $114,535,305
                                                    ============    ============
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

UNITED STATES GOVERNMENT AND
     AGENCY OBLIGATIONS -   46.6%
UNITED STATES TREASURY NOTES, 5.125%,
DUE 11/30/98                               1,500,000  $1,420,898      $1,492,965
UNITED STATES TREASURY NOTES, 5.25%,
DUE 7/31/98 .                              2,250,000   2,248,043       2,245,793
UNITED STATES TREASURY NOTES, 5.50%,
DUE 4/15/00 .                              3,000,000   2,980,195       2,986,890
UNITED STATES TREASURY NOTES, 5.625%,
DUE 2/15/06                                  500,000     473,672         490,155
UNITED STATES TREASURY NOTES, 5.75%,
DUE 8/15/03 .                              5,205,000   5,040,863       5,180,589
UNITED STATES TREASURY NOTES, 5.875%,
DUE 2/15/04                                1,000,000     945,547       1,002,190
UNITED STATES TREASURY NOTES, 5.875%,
DUE 11/15/05                               2,500,000   2,474,414       2,492,975
UNITED STATES TREASURY NOTES, 6.50%,
DUE 8/15/05 .                                500,000     493,438         518,125
UNITED STATES TREASURY NOTES, 7.00%,
DUE 4/15/99 .                              2,000,000   1,998,750       2,037,500
UNITED STATES TREASURY NOTES, 7.50%,
DUE 10/31/99                                 500,000     494,219         516,875
UNITED STATES TREASURY NOTES, 7.75%,
DUE 2/15/01 .                                400,000     396,948         423,500
UNITED STATES TREASURY NOTES, 8.00%,
DUE 8/15/99 .                              5,000,000   4,907,813       5,195,300
UNITED STATES TREASURY NOTES, 8.125%,
DUE 2/15/98                                1,000,000     998,594       1,007,190
UNITED STATES TREASURY NOTES, 8.50%,
DUE 2/15/00 .                                650,000     720,667         687,986
UNITED STATES TREASURY SECURITIES STRIPPED COUPON,
  DUE 8/15/02 .........................    3,270,000   1,473,135       2,494,389
FEDERAL HOME LOAN BANK, 3.00%,
DUE 9/14/98 .......                        2,000,000   2,000,000       1,907,500
FEDERAL HOME LOAN BANK, 5.44%,
DUE 10/15/03 ......                        1,000,000     908,790         971,560
FEDERAL HOME LOAN BANK, 7.26%,
DUE 9/6/01 ........                          500,000     497,813         522,655
FEDERAL HOME LOAN MORTGAGE, 6.55%,
DUE 4/2/03 ....                            1,000,000     998,438       1,000,000
FEDERAL HOME LOAN MORTGAGE, 7.23%,
DUE 5/23/05 ...                            1,300,000   1,300,000       1,323,972
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.10%,
  DUE 7/22/98 .............................3,000,000   3,000,938       2,994,390
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.45%,
  DUE 10/14/03 ..........................  1,000,000     999,531         972,190
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.80%,
  DUE 12/10/03 ..........................  1,000,000     996,875         989,060
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.93%,
  DUE 9/26/03 ...........................  1,000,000   1,000,000         981,900
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.10%,
  DUE 2/10/00 ...........................    500,000     499,531         503,125
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.45%,
  DUE 4/23/01 ...........................  1,000,000   1,000,000       1,018,600
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.55%,
  DUE 4/22/02 ...........................  1,000,000   1,000,000       1,064,690
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.65%,
  DUE 3/10/05 ...........................    500,000     499,453         548,125
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

FEDERAL NATIONAL MORTGAGE ASSOCIATION, 8.35%,
  DUE 11/10/99 .....................       1,600,000   1,590,031      $1,675,504
ISRAEL STATE, UNITED STATES GOVERNMENT GUARANTEED
    BOND, 5.25%, DUE 9/15/00 ............. 1,000,000     994,230         982,400
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%,
DUE 1/1/04 .                                 493,140     493,140         483,277
SMALL BUSINESS ADMINISTRATION POOLS, 6.54%,
DUE 12/10/05                                 750,000     750,000         745,350
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%,
 DUE 9/1/12 .                                749,944     749,944         734,945
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%,
DUE 8/1/12 .                                 810,958     810,958         810,958
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%,
 DUE 5/1/06 .                              1,500,000   1,500,000       1,530,000
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%,
DUE 11/1/12                                  403,652     403,652         404,156
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%,
DUE 1/1/12 .                               1,134,157   1,120,200       1,139,828
SMALL BUSINESS ADMINISTRATION POOLS, 8.15%,
DUE 2/1/15 .                                 897,565     897,565         946,931
SMALL BUSINESS ADMINISTRATION POOLS, 8.20%,
DUE 2/10/05                                  396,573     395,892         406,884
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%,
DUE 11/1/11                                  379,505     379,505         396,204
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%,
DUE 9/1/11 .                                 167,959     170,478         175,517
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%,
DUE 2/1/11                                   225,053     225,053         235,743
SMALL BUSINESS ADMINISTRATION POOLS, 8.70%,
DUE 12/1/09                                  814,343     804,843         880,794
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
DUE 8/1/09 .                                 249,257     249,257         254,940
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
 DUE 1/1/10 .                                317,295     317,295         331,970
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
DUE 11/1/09                                  548,822     548,822         574,891
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
DUE 8/1/11 .                                 212,274     218,642         223,736
SMALL BUSINESS ADMINISTRATION POOLS, 8.95%,
DUE 6/1/11 .                                 349,823     349,823         368,713
SMALL BUSINESS ADMINISTRATION POOLS, 9.05%,
DUE 9/1/09 .                                 365,442     365,442         385,541
SMALL BUSINESS ADMINISTRATION POOLS, 9.15%,
DUE 7/1/11 .                                 499,305     499,305         532,344
SMALL BUSINESS ADMINISTRATION POOLS, 9.25%,
DUE 6/1/10 .                                 387,669     387,669         408,250
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%,
DUE 2/1/10 .                                 328,456     328,456         348,985
SMALL BUSINESS ADMINISTRATION POOLS, 9.50%,
 DUE 4/1/10 .                                498,113     497,802         530,241
SMALL BUSINESS ADMINISTRATION POOLS, 9.65%
 DUE 5/1/10 .                                467,496     467,496         520,172
                                             -------     -------         -------
TOTAL UNITED STATES GOVERNMENT AND AGENCY
     OBLIGATIONS                                      57,284,065      59,598,463
                                                      ----------      ----------
CORPORATE BONDS - 52.9%
    CONSUMER NONDURABLES - 5.9%
       COSMETICS:
GILLETTE CO., 6.25%, DUE 8/15/03 .....     2,000,000   1,954,760       2,009,400


       FOOD:
MCDONALD'S CORP., 8.75%, DUE 11/15/00 ..   1,200,000   1,198,032       1,286,844
SARA LEE CORPORATION, 5.60%, DUE 1/23/06   1,250,000   1,212,218       1,178,375
SARA LEE CORPORATION, 6.45%, DUE 9/26/05   1,000,000   1,000,000         996,300
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

SARA LEE CORPORATION, 6.45%, DUE 9/26/05   1,000,000     963,350         996,300
SYSCO CORPORATION, 7.00%, DUE 5/1/06       1,000,000   1,000,000       1,047,500
                                           ---------   ---------       ---------
 TOTAL FOOD                                            5,373,600       5,505,319
                                                       ---------       ---------
TOTAL CONSUMER NONDURABLES                             7,328,360       7,514,719
                                                       ---------       ---------
    SERVICES - 5.1%
       RETAIL:
ALBERTSON'S INC., 6.18%, DUE 3/22/00 ..    1,000,000   1,000,000         999,300
PENNEY J.C., INC., 6.125%, DUE 11/15/03    2,500,000   2,444,520       2,475,750
PENNEY J.C., INC., 7.375%, DUE 8/15/08     1,000,000     999,590       1,066,100
WAL-MART STORES INC., 6.125%, 10/1/99 .    1,000,000     959,230       1,004,500
WAL- MART STORES INC., 6.50%, 6/1/03 ..    1,000,000   1,000,500       1,017,700
                                           ---------   ---------       ---------
TOTAL RETAIL                                           6,403,840       6,563,350
                                                       ---------       ---------
TOTAL SERVICES .......................                 6,403,840       6,563,350
                                                       ---------       ---------
    CONSUMER DURABLES - 2.4%
       BUILDING:
ILLINOIS TOOL WORKS INC., 5.875%,
DUE 3/1/00                                 2,005,000   2,003,912       2,001,191
                                           ---------   ---------       ---------
       FURNITURE:
LEGGETT & PLATT INC., 6.10%, DUE 9/9/03 ...1,000,000   1,000,000         984,490
                                          ----------   ---------         -------
TOTAL CONSUMER DURABLES ..................             3,003,912       2,985,681
                                                       ---------       ---------
    CAPITAL GOODS - 3.2%
       ELECTRONICS:
TEXAS INSTRUMENTS INC., 6.125%, DUE 2/1/06 1,000,000     932,930         984,400
                                           ---------     -------         -------
       OFFICE EQUIPMENT:
XEROX CORP., 7.15%, DUE 8/1/04 .......     1,000,000     957,350       1,045,400
                                           ---------     -------       ---------
       MISCELLANEOUS:
FLUOR CORP., 6.95%, DUE 3/1/07             1,000,000     995,510       1,038,800
HONEYWELL INC., 7.00%, DUE 3/15/07         1,000,000     967,210       1,045,900
                                           ---------     -------       ---------
 TOTAL MISCELLANEOUS                                   1,962,720       2,084,700
                                                       ---------       ---------
TOTAL CAPITAL GOODS                                    3,853,000       4,114,500
                                                       ---------       ---------
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

    BASIC MATERIALS - 4.1%
       CHEMICALS:
DU PONT, (E.I.) DE NEMOURS & CO. INC.,
6.21%, DUE 10/11/00                          500,000  $  500,000      $  503,450
DOW CHEMICAL CO., 9.35%, DUE 3/15/02 ........400,000     400,000         427,400
ENGLEHARD CORP., 7.00%, DUE 8/1/01 ........1,000,000     998,060       1,030,900
                                          ----------     -------       ---------
TOTAL CHEMICALS                                        1,898,060       1,961,750
                                                       ---------       ---------
       METALS:
ALUMINUM COMPANY OF AMERICA, 5.75%,
DUE 2/1/01                                 1,000,000     970,080         993,500
                                           ---------     -------         -------
       OIL AND GAS:
AMOCO CANADA PETROLEUM CO., 7.25%,
DUE 12/1/02                                  715,000     712,469         755,112
DRESSER INDUSTRIES INC., 6.25%, DUE 6/1/00 ..500,000     494,780         503,500
                                            --------     -------         -------
TOTAL OIL AND GAS                                      1,207,249       1,258,612
                                                       ---------       ---------
       PAPER AND FORESTRY PRODUCTS:
INTERNATIONAL PAPER CO., 8.05%,
DUE 3/25/99                                1,000,000   1,001,000       1,029,100
                                           ---------   ---------       ---------
TOTAL BASIC MATERIALS                                  5,076,389       5,242,962
                                                       ---------       ---------
    TRANSPORTATION - 5.9%
       AEROSPACE:
BOEING COMPANY, 6.35%, DUE 6/15/03           750,000     749,025         755,925
                                             -------     -------         -------
       RAILROAD:
NORFOLK & WESTERN RAILWAY CO., EQUIP. TRUST
 CERTIFICATE, 8.125%,DUE 11/15/02 ........ 1,320,000   1,291,094       1,412,532
UNION PACIFIC CORP., 6.25%, DUE 3/15/99 .. 1,000,000   1,000,000       1,003,800
UNION PACIFIC CORP., 7.875%, DUE 2/15/02 . 1,000,000   1,000,000       1,054,120
UNION PACIFIC RAILROAD CO., 6.15%,
DUE 4/1/03 ...........                       750,000     725,520         742,800
UNION PACIFIC RAILROAD CO., EQUIP.
TRUST NO. 2 SERIES 88,7.01%, DUE 6/1/04 ...1,500,000   1,500,000       1,568,460
UNION PACIFIC RESOURCES GROUP, 7.00%,
DUE 10/15/06 ......                        1,000,000     994,120       1,038,900
                                           ---------     -------       ---------
 TOTAL RAILROAD                                        6,510,734       6,820,612
                                                       ---------       ---------
TOTAL TRANSPORTATION                                   7,259,759       7,576,537
                                                       ---------       ---------
    UTILITIES - 22.0%
       COMMUNICATION:
BELLSOUTH TELECOMMUNICATIONS, 6.25%,
DUE 5/15/03 ......                         1,500,000   1,493,355       1,499,070
BELL TELEPHONE OF PENNSYLVANIA, 6.125%,
DUE 3/15/03 ...                            1,000,000     989,000         999,700
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________

GTE CALIFORNIA INC., 5.625%, DUE 2/1/01 ...1,500,000  $1,482,885      $1,476,150
GTE CALIFORNIA INC., 6.75%, DUE 3/15/04 ...1,000,000     954,121       1,014,300
GTE SOUTH, 6.00%, DUE 2/15/08 .............1,000,000     993,250         970,800
SOUTHWESTERN BELL TELEPHONE COMPANY, 5.75%,
 DUE 9/1/04                                1,000,000     996,430         960,700
UNITED TELEPHONE COMPANY OF FLORIDA, 6.25%,
DUE 5/15/03                                1,500,000   1,487,925       1,501,350
                                           ---------   ---------       ---------
TOTAL COMMUNICATION                                    8,396,966       8,422,070
                                                       ---------       ---------
       ELECTRIC:
CAROLINA POWER & LIGHT, 7.875%,
DUE 4/15/04 ...........                      500,000     495,220         540,900
DELMARVA POWER & LIGHT CO., 7.50%,
 DUE 5/1/99 .........                      1,000,000     995,140       1,023,500
DUKE POWER CO., 7.00%,
DUE 6/1/00 .....................           2,500,000   2,425,825       2,531,250
EMERSON ELECTRIC CO., 6.30%,
DUE 11/1/05 ..............                 3,000,000   2,988,870       3,011,100
FLORIDA POWER & LIGHT, 5.375%, DUE 4/1/00 .1,000,000     997,020         988,100
FLORIDA POWER & LIGHT, 5.70%, DUE 3/5/98 ..1,000,000   1,000,000       1,000,200
IDAHO POWER CO., 6.40%, DUE 5/1/03 ........1,500,000   1,497,795       1,516,500
IOWA ELECTRIC LIGHT & POWER COMPANY, 6.00%,
DUE 10/1/08                                  500,000     492,720         484,050
KANSAS CITY POWER & LIGHT COMPANY, 7.15%,
DUE 5/14/99 .                              1,000,000   1,000,000       1,018,300
UNION ELECTRIC CO., 6.75%, DUE 10/15/99 ...1,000,000     995,480       1,014,800
                                          ----------     -------       ---------
TOTAL ELECTRIC                                        12,888,070      13,128,700
                                                      ----------      ----------
       GAS:
NORTHWEST NATURAL GAS COMPANY, 5.98%,
DUE 12/15/00                               1,000,000   1,000,000         993,400
                                           ---------   ---------         -------
TOTAL GAS                                              1,000,000         993,400
                                                       ---------         -------
       DIVERSIFIED:
BALTIMORE GAS & ELECTRIC CO., 6.50%,
DUE 2/15/03 ......                         1,000,000     988,450       1,013,600
CONSOLIDATED EDISON CO. OF NEW YORK, 6.625%,
DUE 7/1/05                                 1,000,000     998,840       1,021,200
PACIFIC GAS & ELECTRIC COMPANY, 6.25%,
DUE 3/1/04 .....                           1,000,000   1,000,000       1,001,400
PUBLIC SERVICE COMPANY OF OKLAHOMA, 6.02%,
DUE 3/1/01 .                               1,500,000   1,476,275       1,499,850
WEST TEXAS UTILITIES COMPANY, 6.375%,
DUE 10/1/05 .....                          1,000,000     988,100         997,800
                                           ---------     -------         -------
 TOTAL DIVERSIFIED                                     5,451,665       5,533,850
                                                       ---------       ---------
 TOTAL UTILITIES                                      27,736,701      28,078,020
                                                      ----------      ----------
     FINANCE - 4.3%
AMERITECH, 6.125%, DUE 10/15/01 .........  1,000,000   1,000,000       1,003,600
CHEVRON CANANDA FINANCE LTD., 5.60%,
DUE 4/1/98                                 1,250,000   1,249,063       1,250,125
NYNEX CORP., 6.25%, DUE 3/15/03 .......... 1,000,000     967,900       1,006,880
NYNEX CAPITAL FUNDING CO., 8.75%,
DUE 12/1/04 .                              2,000,000   1,995,000       2,257,800
    -- - --                                ---------   ---------       ---------
 TOTAL FINANCE                                         5,211,963       5,518,405
                                                       ---------       ---------
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                         STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________
TOTAL CORPORATE BONDS                                $65,873,924     $67,594,174
                                                     -----------     -----------

COMMERCIAL PAPER - 3%
ARCHER DANIELS, DUE 11/3/97                  343,000     342,835         342,835
                                             -------     -------         -------
SHORT-TERM MONEY MARKET FUND - 1997, .2%; 1996, 1.1%
SHORT-TERM MONEY MARKET FUND OF
UMB BANK, n.a                                330,312     330,312         330,312
                                             -------     -------         -------
TOTAL INVESTMENTS HELD                              $123,831,136    $127,865,784
                                                    ============    ============
See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                  1998          1997             1996
                                                  ----          ----             ----
INVESTMENT INCOME
         Interest .....................     $7,710,035    $9,653,774      $11,618,424
         Audit expense ...............           9,190         9,190            9,826
                                                 -----         -----            -----
                Net investment income .      7,700,845     9,644,584       11,608,598
                                             ---------     ---------       ----------
REALIZED AND UNREALIZED GAIN (LOSS)
    ON INVESTMENTS
         Realized gain (loss) on investments sold, matured or redeemed
                Proceeds ..............     83,088,516   121,162,314       77,110,680
                Cost of investments ...     82,778,172   120,799,772       77,583,349
                                            ----------   -----------       ----------
Net realized gain (loss)
 on investments sold, matured or redeemed ...  310,344       362,542         (472,669)
                                               -------       -------         --------
Unrealized gain (loss) on investments
                Beginning of year .....      3,150,137     2,123,804        3,232,868
                End of year .............    6,560,164     3,150,137        2,123,804
                                             ---------     ---------        ---------
Net unrealized gain (loss)
     on investments .......                  3,410,027     1,026,333       (1,109,064)
                                             ---------     ---------       ----------
Net realized and unrealized gain
 (loss) on investments  ...............      3,720,371     1,388,875       (1,581,733)
                                             ---------     ---------       ----------

NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATIONS .........   $ 11,421,216  $ 11,033,459     $ 10,026,865
                                          ============  ============     ============
TOTAL EXPENSE AS A PERCENT OF NET
    INVESTMENT INCOME ...                        0.12%         0.10%            0.08%
                                                 ====          ====             ====

See Notes to Financial Statements

                                 UMB Bank, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                       1998                        1997                               1996
                                            ________________________________________________________________________________________
                                                 Units        Amount       Units            Amount            Units           Amount
                                            ________________________________________________________________________________________
PARTICIPANTS' INTEREST,
         Beginning of year ........         1,958,030   $130,005,324   2,752,806      $168,974,494        2,825,108    $164,323,270
                                            ---------   ------------   ---------      ------------        ---------    ------------


FROM INVESTMENT ACTIVITIES
         Net investment income ............   ......       7,700,845                     9,644,584                       11,608,598
         Net realized gain (loss) on investments
                sold, matured or redeemed ...................310,344                       362,542                         (472,669)
         Net unrealized gain (loss) on investments ....... 3,410,027                     1,026,333                       (1,109,064)
                                                           ---------                     ---------                       ----------
               Net increase from investment activities .. 11,421,216                    11,033,459                       10,026,865
                                                          ----------                    ----------                       ----------
FROM PARTICIPATING UNIT TRANSACTIONS
         Issuance of units ...........         201,444    13,743,230     264,109        16,573,341          821,838      47,562,094
         Redemption of units .........        (567,189)  (38,709,887) (1,058,885)      (66,575,970)        (894,140)    (52,937,735)
                                              --------   -----------  ----------       -----------         --------     -----------
     Net decrease from participating
             unit transactions ............   (365,745)  (24,966,657)   (794,776)      (50,002,629)         (72,302)     (5,375,641)
                                              --------   -----------    --------       -----------          -------      ----------

PARTICIPANTS' INTEREST, End of year ......   1,592,285  $116,459,883   1,958,030      $130,005,324        2,752,806     $168,974,494
                                             =========  ============   =========      ============        =========     ============

NET ASSET VALUE PER PARTICIPATING UNIT                        $73.14                        $66.40                            $61.38
                                                              ======                        ======                            ======

See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 1998 AND 1997

                                                        1998                           1997
                                                ------------------               --------------------
                                                  Cost        Market             Cost       Market
                                                  ----        ------             ----       ------
ASSETS
     Investments:
         United States Government
               and Agency Obligations      $14,997,316   $14,997,316      $ 3,745,361  $ 3,745,361
         Commercial paper                    8,733,926     8,733,926       25,888,682   25,888,682
         Short-term money market fund        4,109,585     4,109,585        5,269,537    5,269,537
                                             ---------     ---------        ---------    ---------
                                           $27,840,827    27,840,827      $34,903,580  $34,903,580
                                           ===========                    ===========
     Interest receivable                                     126,202                        89,885
                                                             -------                        ------
                                                          27,967,029                    34,993,465
LIABILITIES
     Audit fee payable                                         3,369                         3,369
                                                               -----                         -----
PARTICIPANTS' INTEREST, Equivalent to $56.04 per unit on
     499,036 units outstanding in 1998 and $52.92 per unit on
     661,185 units outstanding in 1997                   $27,963,660                   $34,990,096
                                                         ===========                   ===========

See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1998



                                                           1998
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost           Market
                                            ____________________________________
UNITED STATES GOVERNMENTS AND AGENCY
    OBLIGATIONS -  53.9%
FEDERAL HOME LOAN BANK, DISCOUNT NOTE,
DUE 11/4/98                                2,000,000 $ 1,992,320     $ 1,992,320
FEDERAL HOME LOAN MORTGAGE CORPORATION,
DISCOUNT NOTE, DUE 11/9/98 ................2,000,000   1,982,033       1,982,033
FEDERAL HOME LOAN MORTGAGE CORPORATION,
DISCOUNT NOTE, DUE 11/17/98 ...............1,000,000     995,061         995,061
FEDERAL HOME LOAN MORTGAGE CORPORATION,
DISCOUNT NOTE, DUE 11/25/98 .............. 4,000,000   3,972,124       3,972,124
FEDERAL HOME LOAN MORTGAGE CORPORATION,
DISCOUNT NOTE, DUE 11/30/98 ...............4,000,000   3,969,280       3,969,280
FEDERAL HOME LOAN MORTGAGE CORPORATION,
DISCOUNT NOTE, DUE 12/18/98 .............. 1,000,000     992,348         992,348
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
DISCOUNT NOTE, DUE 11/19/98 ...............1,000,000     995,495         995,495
UNITED STATES TREASURY BILL, DUE 11/5/98 ....100,000      98,655          98,655
                                            --------      ------          ------
TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS 14,997,316      14,997,316
                                                      ----------      ----------
COMMERCIAL PAPER - 31.4%
AMGEN INC., DUE 11/3/98 ...............    1,200,000   1,195,363       1,195,363
BELLSOUTH TELECOMMUNICATIONS,
DUE 1/19/99 ....                           1,000,000     988,611         988,611
DONNELLY R.R. & SONS CO., DUE 11/17/98 ... 1,300,000   1,296,155       1,296,155
GENERAL RE, DUE 11/19/98 ................. 1,000,000     995,202         995,202
JOHNSON & JOHNSON, DUE 12/14/98 .......... 1,000,000     993,725         993,725
MINNESOTA MINING & MANUFACTURING,
DUE 11/18/98 ............................. 1,000,000     993,107         993,107
MINNESOTA MINING & MANUFACTURING,
DUE 11/24/98 ............................. 1,000,000     985,467         985,467
MONSANTO COMPANY, DUE 11/10/98 ........... 1,300,000   1,286,296       1,286,296
                                           ---------   ---------       ---------
TOTAL COMMERCIAL PAPER ........                        8,733,926       8,733,926
                                                       ---------       ---------


SHORT-TERM MONEY MARKET FUND - 14.8%;
SHORT-TERM MONEY MARKET FUND OF
UMB BANK, n.a                              4,109,585   4,109,585       4,109,585
                                           ---------   ---------       ---------
TOTAL INVESTMENTS HELD ............................. $27,840,827     $27,840,827
                                                     ===========     ===========

See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 1997
                                                         1997
                                            ____________________________________
                                            Face Value
                                             or Number
                                                    of
                                                 Units     Cost          Market
                                            ____________________________________
UNITED STATES GOVERNMENTS AND AGENCY
 OBLIGATIONS - 10.7%
FEDERAL FARM CREDIT BANK, 5.51%,
DUE 12/1/97 .                              2,000,000 $ 2,000,000     $ 2,000,000
FEDERAL HOME LOAN MORTGAGE CORPORATION,
DISCOUNT NOTE, DUE 11/28/97                1,757,000   1,745,361       1,745,361
                                           ---------   ---------       ---------
TOTAL UNITED STATES GOVERNMENT AND AGENCY
OBLIGATIONS                                            3,745,361       3,745,361
                                                       ---------       ---------
COMMERCIAL PAPER - 74.2%
          AIR PRODUCTS, DUE 12/5/97 .......1,800,000   1,789,550       1,789,550
          AMERICAN GREETINGS, DUE 11/20/97 1,800,000   1,794,183       1,794,183
          BELL ATLANTIC, DUE 11/6/97 ......1,800,000   1,796,150       1,796,150
          DOW CHEMICAL, DUE 11/5/97 .......1,800,000   1,794,794       1,794,794
          DUPONT, DUE 11/20/97 ............8,000,000   7,958,747       7,958,747
          EMERSON, DUE 11/14/97 ...........1,800,000   1,792,083       1,792,083
          GENERAL RE, DUE 11/18/97 ........1,800,000   1,793,113       1,793,113
          KIMBERLY CLARK, DUE 11/3/97 .....1,800,000   1,788,492       1,788,492
          PROCTOR & GAMBLE, DUE 11/4/97 ...1,800,000   1,793,163       1,793,163
          PROGRESS CAPITAL, DUE 11/19/97 ..1,800,000   1,794,162       1,794,162
          SHELL OIL, DUE 11/17/97 .........1,800,000   1,794,245       1,794,245
                                          ----------   ---------       ---------
TOTAL COMMERCIAL PAPER                                25,888,682      25,888,682
                                                      ----------      ----------
SHORT-TERM MONEY MARKET FUND - 15.1%
SHORT-TERM MONEY MARKET FUND
OF UMB BANK, n.a                           5,269,537   5,269,537       5,269,537
                                           ---------   ---------       ---------
TOTAL INVESTMENTS HELD                               $34,903,580     $34,903,580
                                                     ===========     ===========

See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                  1998          1997             1996
                                                  ----          ----             ----

INVESTMENT INCOME
       Interest                             $1,724,563    $2,198,406       $2,963,509
       Audit expense                             3,369         3,369            2,744
                                                 -----         -----            -----
         Net investment income               1,721,194     2,195,037        2,960,765
                                             ---------     ---------        ---------
REALIZED AND UNREALIZED GAIN (LOSS)
       ON INVESTMENTS
   Realized gain (loss) on investments sold, matured or redeemed
     Proceeds                              315,287,622   386,568,695      555,983,956
     Cost of investments                   315,287,622   386,567,132      556,011,916
                                           -----------   -----------      -----------
         Net realized gain (loss)
          on investments sold,
          matured or redeemed                        0         1,563          (27,960)
                                                     -         -----          -------

              Unrealized gain (loss) on investments
                     Beginning of year                         3,608            5,640
                                                               -----            -----
                     End of year                                                3,608
                                                               -----            -----
                Net unrealized gain (loss) on investments     (3,608)          (2,032)
                                                               -----            -----
                Net realized and unrealized gain (loss)
                    on investments                            (2,045)         (29,992)
                                                              -----            -----

NET INCREASE IN NET ASSETS
       RESULTING FROM OPERATIONS            $1,721,194    $2,192,992       $2,930,773
                                            ==========    ==========       ==========

TOTAL EXPENSE AS A PERCENT OF NET
       INVESTMENT INCOME                         0.20%         0.15%            0.09%
                                                 ====          ====             ====

See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                          1998                          1997                           1996
                                               ------------------------------------------------------------------------------------
                                                  Units          Amount         Units          Amount         Units          Amount

PARTICIPANTS' INTEREST, Beginning of year        661,185      $34,990,096      884,822      $44,332,553     1,386,619   $65,734,732
                                                 -------      -----------      -------      -----------     ---------   -----------
FROM INVESTMENT ACTIVITIES
       Net investment income                                    1,721,194                     2,195,037                   2,960,765
       Net realized gain (loss) on investments
              sold, matured or redeemed                                                           1,563                     (27,960)
       Net unrealized gain (loss) on investments                                                 (3,608)                     (2,032)
                                                              -----------                   -----------                  -----------
             Net increase from investment activities            1,721,194                     2,192,992                   2,930,773
                                                              -----------                   -----------                  -----------

FROM PARTICIPATING UNIT TRANSACTIONS
       Issuance of units                         166,045        8,994,808      234,477       12,065,221       317,334    15,456,701
       Redemption of units                      (328,194)     (17,742,438)    (458,114)     (23,600,670)     (819,131)  (39,789,653)
                                                --------      -----------     --------      -----------      --------   -----------
             Net decrease from participating
                     unit transactions          (162,149)      (8,747,630)    (223,637)     (11,535,449)     (501,797)  (24,332,952)
                                                --------       ----------     --------      -----------      --------   -----------
PARTICIPANTS' INTEREST, End of year              499,036      $27,963,660      661,185      $34,990,096       884,822   $44,332,553
                                                 =======      ===========      =======      ===========       =======   ===========
NET ASSET VALUE PER PARTICIPATING UNIT                             $56.04                        $52.92                      $50.10
                                                                   ======                        ======                      ======

See Notes to Financial Statements

                                 UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1998



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

Nature of Operations

         The Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts (Funds) provide a means through which funds, held by UMB Bank, n.a. in its capacity as sole fiduciary or co-fiduciary, may be pooled for diversification of investments. The Funds are managed by UMB Bank, n.a. under regulation 9 of the Comptroller of the Currency relating to collective investment funds. Regulation 9 specifies generally the form of trust, accounting policies, investment powers, asset valuation, etc. In addition, the Funds' units are registered with the Securities & Exchange Commission under the 1933 Act.

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

Investments

         Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year or, if no sale was reported on that date, at the average of the last reported bid and asked prices. Securities traded over-the-counter are valued at the average of the last reported bid and asked prices. Short-term obligations are valued at amortized cost, which approximates market value. Securities not priced elsewhere are priced by the Trustee, utilizing prices quoted by security brokers or dealers or investment bankers. Investment transactions are recorded on the trade date. Interest income is recorded daily. Dividend income is recorded on the ex-dividend date. Realized gains and losses from investment transactions and unrealized appreciation and depreciation of investments are reported on the identified cost basis.

Amortization

         Discounts and premiums on securities purchased are amortized over the life of the respective securities.

                                 UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1998

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                            (Continued)

Income Tax Exemption

Applicable statutes exempt the funds from U.S. federal and state income taxes.

Participation Units

There is no par or stated value for participation units. Trusts, for which the Bank is a fiduciary, may invest or withdraw based on monthly valuations as of the prior month.


NOTE 2:  MERGER

         Effective November 1, 1995, certain collective fund assets for retirement plans of the Bank of Overland Park and Commercial National Bank merged into the Funds as a result of the acquisition of such banks by UMB Financial Corporation. Assets with a market value of $10,809,038 and $19,569,785 merged into the Pooled Equity Fund and Pooled Debt Fund, respectively. These amounts are included in the issuance of units line on the Statements of Participants= Interest.