Form 10-Q
period 1999-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1999-03-17
CIK 206005

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number: 2-58109

      The Collective Investment Trusts for Which UMB Bank, n.a. is Trustee
              Exact name of registrant as specified in its charter)

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

The number of units of participation outstanding as of January 31, 1999.

                  Pooled Equity Fund - 1,879,459
                  Pooled Debt Fund - 1,578,589
                  Pooled Income Fund - 601,844

                         PART I -- FINANCIAL INFORMATION
                       ___________________________________

Item 1.    Financial Statements.

                              INTRODUCTORY COMMENTS

The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 1998.

                                                   UMB BANK, n.a.
                                          Equity Fund for Employees Trusts
                                               Statement of Operations

                                      QUARTER           QUARTER           FY ENDED
                                  ENDING 01/31/98    ENDING 01/31/99      10/31/98

Investment Income:
     Dividends                        887,770            769,040          3,358,910
     Interest                         864,362            778,685          3,279,897
         Gross Investment Income    1,752,132          1,547,725          6,638,807

     Less:  Audit Expense and
                Foreign Taxes          (2,298)            (2,342)            (9,190)

         Net Investment Income      1,749,834          1,545,383          6,629,617

Realized and Unrealized Gain
(Loss) on Investments:
     Realized Gain (Loss) on
     Investments:
         Proceeds from Sales      193,918,825        221,302,986        763,884,882
         Cost of Securities Sold  184,833,419        215,638,696        732,770,233
         Net Realized Gain (Loss)   9,085,405          5,664,291         31,114,649

Unrealized Gain (Loss) on
Investments:
     Beginning of Period           32,316,511         11,650,626         32,316,511
     End of Period                 30,599,807         11,060,807         11,650,629
         Net Unrealized Gain (Loss)(1,716,622)          (589,819        (20,665,882)

         Net Realized and Unrealized
         Gain (Loss) on Investments 7,368,783          5,074,472         10,448,767

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                        Equity Fund for Employees Trusts
                       Statement of Participants' Interest
                                  (Cash Flows)


                                   QUARTER              QUARTER           FY ENDED
                               ENDING 01/31/98      ENDING 01/31/99       10/31/98

Participants' Interest at
Beginning of Period               216,985,770        186,528,686        216,985,770

Changes from Investment
Activities:
     Net Investment Income          1,749,834          1,545,383          6,629,617
     Net Realized Gain (Loss)
     on Investments                 9,085,405          5,664,291         31,114,649
     Net Unrealized Gain (Loss)
     on Investments                (1,716,622)          (589,819)       (20,665,882)
         Net Increase (Decrease)
         from Investment Activity   9,118,617          6,619,855         17,078,384

Changes from Participating
Unit Transactions:
     Received from Issuance of:
          52,671 Units              4,787,725                            15,615,556
     Received from Issuance of:
         109,481 Units                                 6,994,790

     Payment on Redemption of:
         194,875 Units            (17,829,113)                          (63,151,020)
     Payment on Redemption of:
         178,532 Units                               (13,729,266)

         Net Increase (Decrease)
         from Participating Unit
         Transactions             (13,041,388)        (6,734,476)       (47,535,464)

Participants' Interest at End
of Period                         213,062,999        186,414,065        186,528,690

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Equity Fund for Employees Trusts
                       Statement of Assets and Liabilities

                                    QUARTER ENDED 01/31/99                  FY ENDED 10/31/98
                                    COST             MARKET               COST             MARKET

Assets:
     Common Stock                 123,289,230        134,350,037        109,744,617        121,395,246
     Commercial Paper              49,110,889         49,110,889         59,278,825         59,278,825
     Other Investments              1,491,522          1,491,522          3,476,722          3,476,722

         Total Investments        173,891,641        184,952,448        172,500,164        184,150,793


         Cash                                                                                        0
         Interest Receivable                             279,263                               312,326
         Receivable for
         Securities Sold                               1,187,550                             2,074,761

Total Assets                                         186,419,261                           186,537,880

Liabilities:
     Audit Fees Payable                                    5,194                                 9,190
     Payable for Securities
     Purchased                                                 0                                     0

Total Liabilities                                          5,194                                 9,190

Participants' Interest:
     95.73 Per Unit on
         1,948,510 Units Outstanding                                                       186,528,686
     99.19 Per Unit on
         1,879,459 Units Outstanding                 186,414,067

Total Liabilities and Participants'
Equity                                               186,419,261                           186,528,690

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                      Pooled Debt Fund for Employees Trusts
                             Statement of Operations

                                   QUARTER              QUARTER           FY ENDED
                               ENDING 01/31/98      ENDING 01/31/99       10/31/98

Investment Income:
     Interest                       2,039,865          1,839,567          7,710,035

     Less:  Audit Expense              (9,481)               213             (9,190)

         Net Investment Income      2,030,384          1,839,780          7,700,845

Realized and Unrealized Gain
(Loss) on Investments:
     Realized Gain (Loss) on
     Investments:
         Proceeds from Sales       36,271,617         26,251,230         83,088,516
         Cost of Securities Sold   36,234,890         26,173,764         82,718,172
             Net Realized Gain (Loss)  36,727             77,566            310,344

     Unrealized Gain (Loss) on
     Investments:
         Beginning of Period        3,150,137          6,560,164          3,150,137
         End of Period              4,369,500          5,452,360          6,560,164
             Net Unrealized
               Gain (Loss)          1,219,363         (1,107,804)         3,410,027

             Net Realized and
               Unrealized Gain (Loss)
               on Investments       1,256,090         (1,030,238)         3,720,371

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                      Pooled Debt Fund for Employees Trusts
                       Statement of Participants' Interest
                                  (Cash Flows)


                                   QUARTER              QUARTER           FY ENDED
                               ENDING 01/31/98      ENDING 01/31/99       10/31/98

Participants' Interest at
Beginning of Period               130,005,324        116,459,881          1,958,030

Changes from Investment
Activities:
    Net Investment Income           2,030,384          1,839,780          7,700,845
    Net Realized Gain (Loss)
    on Investments                     36,727             77,566            310,344
    Net Unrealized Gain (Loss)
    on Investments                  1,219,363         (1,107,804)         3,410,027
         Net Increase (Decrease)
         from Investment Activity   3,286,474            809,542         11,421,216

Changes from Participating
Unit Transactions:
    Received from Issuance of:
         75,993 Units               5,058,378                            13,743,230
    Received from Issuance of:
         114,988 Units                                 5,112,216

Payment on Redemption of:
          233,769 Units           (15,589,845)                          (38,709,887)
Payment on Redemption of:
          128,684 Units                               (6,134,671)

    Net Increase (Decrease) from
     Participating Unit
     Transaction                  (10,531,467)        (1,022,455)       (24,966,657)

Participants' Interest at
     End of Period                122,760,331        116,246,969        116,459,883

See accompanying notes to condensed financial statements.

                                    UMB Bank, n.a.
                      Pooled Debt Fund for Employees Trusts
                       Statement of Assets and Liabilities


                                    QUARTER ENDED 01/31/99                  FY ENDED 10/31/98
                                    COST             MARKET               COST             MARKET

Assets:
    U.S. Government & Agency
     Obligations                   42,554,729         45,575,043         42,256,804         44,653,797
    Corporate Bonds                64,883,701         68,438,650         65,351,189         69,514,360
    Other Investments                 168,199            168,199            360,198            367,148

        Total Investments         107,606,629        114,181,892        107,975,141        114,975,141

         Cash                                                  0                                     0
         Interest Receivable                           2,067,716                             1,933,768
         Receivable for Securities Sold                        0                                     0

Total Assets                                         116,249,608                           116,469,073

Liabilities:
    Audit Fees Payable                                     2,639                                 9,190
    Payable for Securities Sold and
    Other Payables                                             0                                     0

Total Liabilities                                          2,639                                 9,190

Participants' Interest:
    73.14 Per Unit on 1,592,285
    Units Outstanding                                                                      116,459,883
    73.64 Per Unit on 1,578,589
    Units Outstanding                                116,246,969

Total Liabilities and Participants' Equity           116,249,608                           116,469,073

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Income Fund for Employees Trusts
                       Statement of Assets and Liabilities

                                    QUARTER ENDED 01/31/99                  FY ENDED 10/31/98
                                    COST             MARKET               COST             MARKET

Assets:
  U.S. Government &
     & Agency Obligations          17,488,114         17,488,114         14,997,316         14,997,316
   Commercial Paper                15,178,621         15,178,621          8,733,926          8,733,926
   Other Investments                1,376,463          1,376,463          4,109,585          4,109,585

        Total Investments          34,043,198         34,043,198                            27,840,827

        Cash                                                   0                                     0
        Interest Receivable                              120,084                               126,202
        Receivable for Securities Sold                         0                                     0

Total Assets                                          34,163,282                            27,967,029

Liabilities:
   Audit Fees Payable                                      1,904                                 3,369
   Payable for Securities Sold                                 0                                     0

Total Liabilities                                          1,904                                 3,369

Participants' Interest:
   56.04 Per Unit on 499,036
   Units Outstanding                                                                        27,963,660
   56.76 Per Unit on 601,844
   Units Outstanding                                  34,161,378

Total Liabilities and Participants' Equity            34,161,378                            27,967,029

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Income Fund for Employees Trusts
                             Statement of Operations


                                   QUARTER              QUARTER           FY ENDED
                               ENDING 01/31/98      ENDING 01/31/99       10/31/98

Investment Income:
Interest                              484,256            421,489          1,724,563

    Less:  Audit Expense                 (842)              (859)            (3,369)

    Net Investment Income             483,414            420,630          1,721,194

Realized and Unrealized Gain
(Loss) on Investments:
    Realized Gain (Loss)
    on Investments:
         Proceeds from Sales       96,884,548        111,958,292        315,287,622
         Cost of Goods Sold        96,884,548        111,958,292        315,287,622
         Net Realized Gain (Loss)           0                  0                  0

Unrealized Gain (Loss) on
Investments:
    Beginning of Period                     0                  0                  0
    End of Period                        (620)                 0                  0
         Net Unrealized Gain (Loss)      (620)                 0                  0

         Net Realized and Unrealized
         Gain (Loss) on Investments      (620)                 0                  0

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Income Fund for Employees Trusts
                       Statement of Participants' Interest
                                  (Cash Flows)

                                   QUARTER              QUARTER           FY ENDED
                               ENDING 01/31/98      ENDING 01/31/99       10/31/98

Participants' Interest at
Beginning of Period                34,990,094         27,963,660         34,990,096

Changes from Investment
Activities:
   Net Investment Income              483,414            420,630          1,721,194
   Net Realized Gain (Loss)
   on Investments                           0                  0                  0
   Net Unrealized Gain (Loss)
   on Investments                        (620)                 0                  0
         Net Increase (Decrease)
         from Investment Activity     482,794            420,630          1,721,194

Changes from Participating Unit
Transactions:
   Received from 40,330 Units       2,140,732                             8,994,808
   Received from Issuance of:
   168,404 Units                                       7,071,892

Payment on Redemption of:
90,949 Units                       (4,836,148)                          (17,742,438)
Payment on Redemption of:
65,596 Units                                          (1,294,804)

   Net Increase (Decrease) from
        Participating Unit
        Transactions               (2,695,416)         5,777,088         (8,747,630)

Participants' Interest at
End of Period                      32,777,472         34,161,378         27,963,660

See accompanying notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of January 31, 1999, and October 31, 1998, the results of operations for the three months ended January 31, 1999 and 1998, and cash flows for the three months ended January 31, 1999 and 1998.

2. The results of operations for the three months ended January 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year 1999, nor the results experienced for the full year 1998.

3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1998.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

The Federal Reserve pushed money into the economy by lowering interest rates three times in late 1998 and a few large-capitalization stock led the key market indices back to near record highs. By the end of December, the indices of large-cap stocks had climbed to the second-best calendar quarter ever and the fourth straight calendar year of double-digit gains. The Standard & Poor's 500 Index was up 16.86% for the quarter ended January 31, 1999.

The market indices that had heavy weightings of technology stocks had better returns than those with heavy concentrations in industrial stocks. The broad market was measured by the Value Line Composite Index was up only 12.46% for the fourth calendar quarter of 1998 but was down 2.63% for the full year.

Many investors who used traditional measures to value stocks missed most of the big gains, which came in stocks that would be considered overprices. For long-term market watchers, the most worrisome aspect of the 1998 gains was that they applied to a narrow group of stocks. An S&P calculation shows that stock prices of the 25 largest companies in its index jumped about 65% in 1998, while the remaining 475 companies were up only 9.50%.

There also was a rebound in small-capitalization stocks late in 1998, but not enough to push the benchmark Russell 2000 Index into positive territory for the calendar year. That index was up 13.24% for the quarter ended January 31, 1999, after closing 1998 down 2.55% for the year.

Overall, 1998 was the most volatile year for stock prices since 1987. The stock market typically has fewer than five price swings of 5% in each year. In 1998, there were 10 such moves including two of 15%.

Europe's equity markets were mostly higher for the year, marking one of the few bright spots for international stocks. Stocks were helped by European central banks that eased credit in the hope of avoiding slower economic growth in 1999. Most Latin American markets ended the year lower, but some Asian markets began to turn around and start the long road to recovery.

The bond market finished 1998 with a strong rally after suffering from a late summer "flight to quality" and near-collapse of the junk bond market. The repeated Federal Reserve moves to cut interest rates gave investors confidence. For the first time since 1990, high-quality bonds easily outperformed the riskier bonds for the year, with the best returns achieved by Treasury issues.

Although many expect some slowing of the U.S. economy in 1999, it remains strong with continued consumer demand. Low inflation, falling interest rates and a continued flow of money into mutual funds are all positive indicators for the markets. However, global economic uncertainty and pressure on corporate profits are major risk concerns for the cautious investor.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

                                 Not Applicable.


Year 2000 Readiness Disclosure

The Year 2000 readiness issue is the result of computer programs that have been coded to define a year using two digits rather than four. For example, a substantial number of programs have date sensitive coding which may recognize a date using "00" as 1900 rather than 2000. If not corrected, this could result in system failures or miscalculations causing disruptions to the Bank's operations and financial performance.

The Bank has been actively working on this issue since 1996. A plan was developed in which Year 2000 issues are divided into two areas--those involving mission critical functions and those involving non-critical functions. Within these two areas, applications were further divided into those over which the Bank had control and those which were controlled by outside vendors.

A five-step plan was then developed involving 1) inventory, 2) solution planning, 3) renovation, 4) testing, and 5) implementation. This plan addresses both information technology systems and non-information technology assets such as equipment containing embedded chips.

The approximate percentage of each type of mission critical application for which the Bank has completed the respective step of the five-step plan is set forth below:

                                  Bank-Controlled    Vendor-Controlled
                                  Mission Critical   Mission Critical

Inventory                                 99%                99%
Solution Planning                         99%                99%
Renovation                                99%                83%
Testing                                   99%                83%
Implementation                            90%                80%


Substantial progress has also been made on the completion of the five step plan for non-mission critical items; as of January 31, 1999, 94% of all identified Bank-controlled applications had been completed through the testing stage, and 80% of the vendor-controlled applications had been completed through the testing stage. Completion of testing is scheduled for June 30, 1999.

The Bank also has made significant steps toward assessing its hardware and is making substantial progress toward replacing necessary equipment. All mainframe and mid-range systems are in place, and an inventory of personal computers has been concluded.

The Bank estimates that the total cost of its Year 2000 project will be approximately $24 million. Of this amount, $10 million was spent in 1997; approximately $12 million was spent in 1998, and the remaining $2 million is projected for 1999. While these numbers are substantial, they include the cost of a significant number of system replacements that would have been required in the near future regardless of the Year 2000 issue. These costs are being funded through operating technology, and the cost of Year 2000 efforts should be viewed in its context as a significant portion of the Bank's annual information technology budget. Although the priority given to Year 2000 issues may cause other information technology projects to be delayed, such delay is not expected to have a material impact on the Corporation's financial condition, business or operations.

Year 2000 issues can affect the Bank not only as a result of its own internal systems, but also as a result of the success of third parties in dealing with their Year 2000 issues. The Bank has in place a program to investigate and quantify the Year 2000 issues arising from its relationships with third parties such as borrowers, vendors, counter parties, issuers of debt and equity securities in which the Funds may invest, and service providers (e.g. the federal reserve system, telecommunications providers and electric utilities). Interfaces and connectivity with these parties and systems also present significant issues. Because the Funds buy, hold and sell the securities of various issuers, the state of year 2000 readiness of such issuers is also important. The bank has established a policy in which, as part of its review and consideration of issuers whose securities are being considered for purchase by the Funds, it reviews the portions of the public filings of such issuers that describe their respective efforts and status relating to Year 2000 readiness. the Bank does not, however, attempt to independently confirm or verify any of the representations or statements made by such issuers in such filings. There can be no assurance that each third party will adequately address its Year 2000 issues.

A failure of the Bank to successfully remediate its own Year 2000 problems, or a failure by counter parties, significant suppliers, customers with substantial relationships, or failures in the payment system could have a substantial negative impact on the Bank. In addition, the Bank could face significant disruptions of business and financial losses if there were failures of telecommunications systems, utility systems, security clearing systems or other elements of the financial industry infrastructure. These negative affects could have a material adverse effect on the Funds. Because of the range of possible issues associated with the Bank's and third parties' year 2000 issues, and the large number of variables involved, it is impossible to quantify the potential consequences or costs of problems that may occur if respective remediation efforts are not successful.

All of the foregoing is based on the Bank's management's current assessment of the situation using information available to it. Other factors that might cause material changes include, but are not limited to, the loss of key personnel and the ability to respond to unforeseen complications. Because the Bank's Year 2000 efforts are not entirely complete, and due to its reliance on business partners, vendors, customers, utilities, telecommunications providers and others, the outcome of Year 2000 readiness is uncertain and such issues may have a material adverse effect on the Bank's, as well as the Funds', future financial condition and future operating results.

The Bank continues to develop contingency plans to address failures due to Year 2000 issues relating to, among other things, its operations, physical locations, products, suppliers, and public infrastructure. The Bank's contingency planning includes remediation contingency plans and business resumption contingency plans. Remediation contingency plans are designed to address alternative courses of action in the event remediation of a mission critical system falls behind schedule or is not successfully remediated. Remediation contingency planning is substantially complete. Business resumption contingency plans are designed to address Year 2000 problems that could arise even though the Bank and third parties have completed remediation. The Bank's Year 2000 business resumption contingency planning includes event plans for each functional department, documented back-up procedures in the event of a failure, identification of supplies, materials and processes that must be on hand in the event the plan is activated and coordination of personnel. Business resumption planning is well under way and will continue through the first two quarters of 1999. Notwithstanding extensive contingency planning, the failure of certain mission
critical  third  parties,  such  as  utilities,   telecommunications  providers,
transportation service providers or certain governmental entities could adversely affect the Bank and the Funds.

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

While the Bank periodically reassesses material trends and uncertainties affecting the Fund's results of operations and financial condition in connection with its preparation of management's discussion and analysis contained in the Funds' annual and quarterly reports, the Bank does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

                          PART II -- OTHER INFORMATION
                        ________________________________

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

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession.

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

                                      The Collective Investment Trusts for Which
                                      UMB Bank, n.a. is Trustee
                                                             (Registrant)

                                                    by UMB Bank, n.a. as trustee


Date:  March 16, 1999               By:       /s/Steve Campbell
                                    ---------------------------
                                                    Steve Campbell
                                                    Senior Vice President


                                    By:       /s/E. Frank Ware
                                    --------------------------
                                                    E. Frank Ware
                                                    Executive Vice President and
                                                    Trust Accounting Officer

                                INDEX TO EXHIBITS


27.1     Financial Data Schedule for Pooled Income Fund

27.2     Financial Data Schedule for Pooled Equity Fund

27.3     Financial Data Schedule for Pooled Debt Fund

27.1  ARTICLE 5 FDS - POOLED  INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                             3-MOS
FISCAL-YEAR END                   OCT-31-1999
PERIOD-END                        JAN-31-1999
CASH                                        0
SECURITIES                         34,043,198
RECEIVABLES                           120,084
ALLOWANCES                                  0
INVENTORY                                   0
CURRENT-ASSETS                              0
PP&E                                        0
DEPRECIATION                                0
TOTAL-ASSETS                       34,163,282
CURRENT-LIABILITIES                     1,904
BONDS                                       0
PREFERRED-MANDATORY                         0
PREFERRED                                   0
COMMON                                      0
OTHER-SE                           34,161,378
TOTAL-LIABILITY-AND-EQUITY         34,161,378
SALES                                       0
TOTAL-REVENUES                              0
CGS                                         0
TOTAL-COST                               (859)
OTHER-EXPENSE                               0
LOSS-PROVISION                              0
INTEREST-EXPENSE                            0
INCOME-PRETAX                               0
INCOME-TAX                                  0
INCOME-CONTINUING                           0
DISCONTINUED                                0
EXTRAORDINARY                               0
CHANGES                                     0
NET-INCOME                            420,630
EPS-PRIMARY                             $0.70
EPS-DILUTED                             $0.70

27.2  ARTICLE 5 FDS - POOLED  EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                             3-MOS
FISCAL-YEAR END                   OCT-31-1999
PERIOD-END                        JAN-31-1999
CASH                                        0
SECURITIES                        184,952,448
RECEIVABLES                         1,466,813
ALLOWANCES                                  0
INVENTORY                                   0
CURRENT-ASSETS                              0
PP&E                                        0
DEPRECIATION                                0
TOTAL-ASSETS                      186,419,261
CURRENT-LIABILITIES                     5,194
BONDS                                       0
PREFERRED-MANDATORY                         0
PREFERRED                                   0
COMMON                                      0
OTHER-SE                          186,414,067
TOTAL-LIABILITY-AND-EQUITY        186,419,261
SALES                                       0
TOTAL-REVENUES                      1,547,725
CGS                                         0
TOTAL-COST                                  0
OTHER-EXPENSE                          (2,342)
LOSS-PROVISION                              0
INTEREST-EXPENSE                            0
INCOME-PRETAX                       5,074,472
INCOME-TAX                                  0
INCOME-CONTINUING                           0
DISCONTINUED                                0
EXTRAORDINARY                               0
CHANGES                                     0
NET-INCOME                          1,545,383
EPS-PRIMARY                             $0.82
EPS-DILUTED                             $0.82

27.3  ARTICLE  5 FDS -  POOLED  DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                             3-MOS
FISCAL-YEAR END                   OCT-31-1999
PERIOD-END                        JAN-31-1999
CASH                                        0
SECURITIES                        114,181,892
RECEIVABLES                         2,067,716
ALLOWANCES                                  0
INVENTORY                                   0
CURRENT-ASSETS                              0
PP&E                                        0
DEPRECIATION                                0
TOTAL-ASSETS                      116,249,608
CURRENT-LIABILITIES                     2,639
BONDS                                       0
PREFERRED-MANDATORY                         0
PREFERRED                                   0
COMMON                                      0
OTHER-SE                          116,246,969
TOTAL-LIABILITY-AND-EQUITY        116,249,608
SALES                                       0
TOTAL-REVENUES                      1,839,567
CGS                                         0
TOTAL-COST                                213
OTHER-EXPENSE                               0
LOSS-PROVISION                              0
INTEREST-EXPENSE                   (1,030,238)
INCOME-PRETAX                               0
INCOME-TAX                                  0
INCOME-CONTINUING                           0
DISCONTINUED                                0
EXTRAORDINARY                               0
CHANGES                                     0
NET-INCOME                          1,839,780
EPS-PRIMARY                             $1.17
EPS-DILUTED                             $1.17