Form 10-Q
period 1999-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1999-06-09
CIK 206005

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1999

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

The number of units of participation outstanding as of April 30, 1999.

                  Pooled Equity Fund - 1,809,003
                  Pooled Debt Fund - 1,532,571
                  Pooled Income Fund - 565,554

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

                                                   UMB BANK, n.a.
                                          Equity Fund for Employees Trusts
                                               Statement of Operations

                                      QUARTER           QUARTER           FY ENDED       6 MONTHS         6 MONTHS
                                  ENDING 04/30/98    ENDING 04/30/99      10/31/98   ENDING 04/30/99  ENDING 04/30/98

Investment Income:
     Dividends                        863,099            829,344          3,358,910       1,598,384        1,750,868
     Interest                         829,752            542,023          3,279,897       1,320,707        1,694,114
                                      -------            -------          ---------       ---------        ---------
         Gross Investment Income    1,692,851          1,371,367          6,638,807       2,919,091        3,444,982


     Less:  Audit Expense and
                Foreign Taxes          (2,298)            (2,938)            (9,190)         (5,279)          (4,595)
                                       ------             ------             ------          ------           ------
         Net Investment Income      1,690,553          1,368,429          6,629,617       2,913,812        3,440,387
                                    =========          =========          =========       =========        =========
Realized and Unrealized Gain
(Loss) on Investments:
     Realized Gain (Loss) on
     Investments:
         Proceeds from Sales      223,267,370        184,358,090        763,884,882     405,661,076      417,186,195
         Cost of Securities Sold  213,751,196        177,395,543        732,770,233     393,034,239      398,584,615
                                  -----------        -----------        -----------     -----------      -----------
         Net Realized Gain (Loss)   9,516,174          6,962,547         31,114,649      12,626,837       18,601,580
Unrealized Gain (Loss) on
Investments:
     Beginning of Period           30,599,889         11,060,807         32,316,511      11,650,626       32,316,511
     End of Period                 36,733,827         22,889,344         11,650,629      22,889,344       36,733,827
                                   ----------         ----------         ----------      ----------       ----------
         Net Unrealized Gain (Loss) 6,133,938         11,828,537        (20,665,882)     11,238,718        4,417,316
                                    ---------         ----------        -----------      ----------        ---------
      Net Realized and Unrealized
       ain (Loss) on Investments   15,650,112         18,791,084         10,448,767      23,865,555       23,018,896
                                   ==========         ==========         ==========      ==========       ==========

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                        Equity Fund for Employees Trusts
                       Statement of Participants' Interest
                                  (Cash Flows)

                                      QUARTER           QUARTER           FY ENDED       6 MONTHS         6 MONTHS
                                  ENDING 04/30/98    ENDING 04/30/99      10/31/98   ENDING 04/30/99  ENDING 04/30/98

Participants' Interest at
Beginning of Period               213,062,999        186,414,065        216,985,770     186,528,690      216,985,770
Changes from Investment
Activities:
     Net Investment Income          1,690,553          1,368,429          6,629,617       2,913,812        3,440,387
     Net Realized Gain (Loss)
     on Investments                 9,516,174          6,962,547         31,114,649      12,626,837       18,601,580
     Net Unrealized Gain (Loss)
     on Investments                 6,133,938         11,828,537        (20,665,882)     11,238,718        4,417,316
                                    ---------         ----------        -----------      ----------        ---------
         Net Increase (Decrease)
         from Investment Activity  17,340,665         20,159,513         17,078,384      26,779,367       26,459,283
                                   ----------         ----------         ----------      ----------       ----------

Changes from Participating
Unit Transactions:
     Received from Issuance of:
          31,792 Units                                 3,128,023         15,615,556
     Received from Issuance of:
          36,336 Units              3,501,817                                             6,994,788        8,289,542
     Payment on Redemption of:
         102,248 Units                               (10,090,727)       (63,151,020)
     Payment on Redemption of:
         258,251 Units            (25,410,189)                                          (20,691,971)     (43,239,303)
                                  -----------        -----------        -----------     -----------      -----------
         Net Increase (Decrease)
         from Participating Unit
         Transactions             (21,908,372)        (6,962,704)       (47,535,464)    (13,697,183)     (34,949,761)
                                  -----------         ----------        -----------     -----------      -----------
Participants' Interest at End
of Period                         208,495,292        199,610,874        186,528,690     199,610,874      208,495,292
                                  ===========       ===========      ===========         ===========       ===========

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Equity Fund for Employees Trusts
                       Statement of Assets and Liabilities

                                    6 Months Ending 04/30/99                  FY ENDED 10/31/98
                                    COST             MARKET               COST             MARKET

Assets:
     Common Stock                 127,151,896        150,041,240        109,744,618        121,395,245
     Commercial Paper              47,592,525         47,592,525         59,278,825         59,278,825
     Other Investments              1,282,692          1,282,692          3,476,722          3,476,722
                                    ---------          ---------          ---------          ---------
         Total Investments        176,027,113        198,916,457        172,500,165        184,150,792
                                  ===========                           ===========
         Cash                                                  0                                     0
         Interest Receivable                             245,732                               312,326
         Receivable for
         Securities Sold                               2,029,109                             2,074,759
                                                       ---------                             ---------
Total Assets                                         201,191,298                           186,537,876
                                                     ===========                           ===========

Liabilities:
     Audit Fees Payable                                    3,803                                 9,190
     Payable for Securities
     Purchased                                         1,576,621                                     0
                                                       ---------                                     -
Total Liabilities                                      1,580,424                                 9,190
                                                       ---------                                 -----
Participants' Interest:
     95.73 Per Unit on
         1,948,510 Units Outstanding                                                       186,528,686
    110.34 Per Unit on
         1,809,003 Units Outstanding                 199,610,874
                                                     -----------                           -----------
Total Liabilities and Participants'
Equity                                               201,191,298                           186,537,876
                                                     ===========                           ===========

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                      Pooled Debt Fund for Employees Trusts
                             Statement of Operations

                                      QUARTER           QUARTER           FY ENDED       6 MONTHS         6 MONTHS
                                  ENDING 04/30/98    ENDING 04/30/99      10/31/98   ENDING 04/30/99  ENDING 04/30/98
Investment Income:
     Interest                       1,941,318          1,751,404          7,710,035       3,590,971        3,981,183
                                    ---------          ---------          ---------       ---------        ---------
          Gross Investment Income   1,941,318          1,751,404          7,710,035       3,590,971        3,981,183

     Less:  Audit Expense               4,886             (2,361)            (9,190)         (2,148)          (4,595)
                                        -----             ------             ------          ------           ------
         Net Investment Income      1,946,204          1,749,043          7,700,845       3,588,823        3,976,588
                                    =========          =========          =========       =========        =========
Realized and Unrealized Gain
(Loss) on Investments:
     Realized Gain (Loss) on
     Investments:
         Proceeds from Sales       19,228,019         15,790,145         83,088,516      42,041,475       55,499,636
         Cost of Securities Sold   19,142,420         15,714,577         82,778,172      41,888,341       55,377,309
                                   ----------         ----------         ----------      ----------       ----------
             Net Realized Gain (Loss)  85,599             75,568            310,344         153,134          122,327

     Unrealized Gain (Loss) on
     Investments:
         Beginning of Period        4,369,499          5,452,360          3,150,137       6,560,163        3,150,137
         End of Period              3,097,995          2,870,168          6,560,164       2,870,168        3,097,995
                                    ---------          ---------          ---------       ---------        ---------
             Net Unrealized
               Gain (Loss)         (1,271,504)        (2,582,192)         3,410,027      (3,689,995)         (52,142)
                                   ----------         ----------          ---------      ----------          -------
            Net Realized and
               Unrealized Gain (Loss)
               on Investments      (1,185,905)        (2,506,624)         3,720,371      (3,536,861)          70,185
                                   ==========         ==========          =========      ==========           ======

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                      Pooled Debt Fund for Employees Trusts
                       Statement of Participants' Interest
                                  (Cash Flows)


                                      QUARTER           QUARTER           FY ENDED       6 MONTHS         6 MONTHS
                                  ENDING 04/30/98    ENDING 04/30/99      10/31/98   ENDING 04/30/99  ENDING 04/30/98

Participants' Interest at
Beginning of Period               122,760,331        116,246,969        130,005,324     116,459,880      130,005,324


Changes from Investment
Activities:
    Net Investment Income           1,946,204          1,749,043          7,700,845       3,588,823        3,976,588
    Net Realized Gain (Loss)
    on Investments                     85,599             75,568            310,344         153,134          122,327
    Net Unrealized Gain (Loss)
    on Investments                 (1,271,504)        (2,582,192)         3,410,027      (3,689,995)         (52,142)
                                   ----------         ----------          ---------      ----------          -------
         Net Increase (Decrease)
         from Investment Activity     760,299           (757,581)        11,421,216          51,962        4,046,773

Changes from Participating
Unit Transactions:
    Received from Issuance of:
         41,672 Units                                  3,032,616         13,743,230
    Received from Issuance of:
         51,482 Units               3,513,386                                            11,430,059        8,571,764
Payment on Redemption of:
          86,545 Units                                (6,405,376)       (38,709,887)
Payment on Redemption of:
         157,111 Units            (10,725,746)                                          (15,825,273)     (26,315,591)
         -------                  -----------                                           -----------      -----------
    Net Increase (Decrease) from
     Participating Unit
     Transaction                   (7,212,360)        (3,372,760)       (24,966,657)     (4,395,214)     (17,743,827)
                                   ----------         ----------        -----------      ----------      -----------
Participants' Interest at
     End of Period                116,308,270        112,116,628        116,459,883     112,116,628      116,308,270
                                  ===========        ===========        ===========     ===========      ===========

See accompanying notes to condensed financial statements.

                                    UMB Bank, n.a.
                      Pooled Debt Fund for Employees Trusts
                       Statement of Assets and Liabilities


                                    6 Months Ending 04/30/99                  FY ENDED 10/31/98
                                    COST             MARKET               COST             MARKET

Assets:
    U.S. Government & Agency
     Obligations                   43,703,990         45,856,540         42,256,804         44,653,797
    Corporate Bonds                62,387,952         64,274,898         65,351,189         69,514,360
    Other Investments                 107,602            107,602            360,198            367,148
                                      -------            -------            -------            -------
        Total Investments         106,199,544        110,239,040        107,968,191        114,535,305
                                  ===========                           ===========
         Cash                                                  0                                     0
         Interest Receivable                           1,878,836                             1,933,768
         Receivable for Securities Sold                        0                                     0
Total Assets                                         112,117,879                           116,469,073
                                                     ===========                           ===========
Liabilities:
    Audit Fees Payable                                     1,248                                 9,190
    Payable for Securities Sold and
    Other Payables                                             0                                     0
                                                               -                                     -
Total Liabilities                                          1,248                                 9,190
                                                           -----                                 -----
Participants' Interest:
    73.14 Per Unit on 1,592,285
    Units Outstanding                                                                      116,459,883
    73.64 Per Unit on 1,578,589
    Units Outstanding                                112,116,628
                                                     -----------                           -----------
Total Liabilities and Participants' Equity           112,117,876                           116,469,073
                                                     ===========                           ===========

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Income Fund for Employees Trusts
                             Statement of Operations


                                      QUARTER           QUARTER           FY ENDED       6 MONTHS         6 MONTHS
                                  ENDING 04/30/98    ENDING 04/30/99      10/31/98   ENDING 04/30/99  ENDING 04/30/98

Investment Income:
Interest                              407,285            351,164          1,724,563         772,653          891,540
                                      -------            -------          ---------         -------          -------
          Gross Investment Income     407,285            351,164          1,724,563         772,653          891,540

    Less:  Audit Expense                 (842)              (866)            (3,369)         (1,724)          (1,685)
                                         ----               ----             ------          ------           ------
    Net Investment Income             406,443            350,298          1,721,194         770,929          889,855
                                      =======            =======          =========         =======          =======
Realized and Unrealized Gain
(Loss) on Investments:
    Realized Gain (Loss)
    on Investments:
         Proceeds from Sales       76,608,074         85,806,357        315,287,622     197,764,649      173,492,622
         Cost of Goods Sold        76,608,074         85,806,357        315,287,622     197,764,649      173,492,622
                                   ----------         ----------        -----------     -----------      -----------
         Net Realized Gain (Loss)           0                  0                  0               0                0

Unrealized Gain (Loss) on
Investments:
    Beginning of Period                  (620)                 0                  0               0                0
    End of Period                           0                  0                  0               0                0
                                            -                  -                  -               -                -
         Net Unrealized Gain (Loss)       620                  0                  0               0                0
                                          ---                  -                  -               -                -
         Net Realized and Unrealized
         Gain (Loss) on Investments       620                  0                  0               0                0
                                          ===                  =                  =               =                =

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Income Fund for Employees Trusts
                       Statement of Participants' Interest
                                  (Cash Flows)

                                      QUARTER           QUARTER           FY ENDED       6 MONTHS         6 MONTHS
                                  ENDING 04/30/98    ENDING 04/30/99      10/31/98   ENDING 04/30/99  ENDING 04/30/98
Participants' Interest at
Beginning of Period                32,777,472         34,161,378         34,990,096      27,963,660       34,990,096


Changes from Investment
Activities:
   Net Investment Income              406,443            350,298          1,721,194         770,929          889,855
   Net Realized Gain (Loss)
   on Investments                           0                  0                  0               0                0
   Net Unrealized Gain (Loss)
   on Investments                         620                  0                  0               0                0
                                          ---                  -                  -               -                -
         Net Increase (Decrease)
         from Investment Activity     407,063            350,298          1,721,194         770,929          889,855
                                      -------            -------          ---------         -------          -------

Changes from Participating Unit
Transactions:
   Received from 13,884 Units                            790,632          8,994,808
   Received from Issuance of:
   60,250 Units                     3,250,009                                            10,260,650        5,390,741
Payment on Redemption of:
50,173 Units                                          (2,856,256)       (17,742,438)
Payment on Redemption of:
136,992 Units                      (7,388,407)                                           (6,549,187)     (12,224,555)
-------                            ----------         ----------         ----------      ----------      -----------
   Net Increase (Decrease) from
        Participating Unit         (4,138,398)        (2,065,624)        (8,747,630)      3,711,463       (6,833,814)
                                   ----------         ----------         ----------       ---------       ----------
Participants' Interest at
End of Period                      29,046,137         32,446,052         27,963,660      32,446,052       29,046,137
                                   ==========         ==========         ==========      ==========       ==========

See accompanying notes to condensed financial statements.

                                 UMB BANK, n.a.
                     Pooled Income Fund for Employees Trusts
                       Statement of Assets and Liabilities

                                    6 Months Ending 04/30/99                  FY ENDED 10/31/98
                                    COST             MARKET               COST             MARKET

Assets:
  U.S. Government &
     & Agency Obligations          16,129,838         16,129,838         14,997,316         14,997,316
   Commercial Paper                13,636,691         13,636,691          8,733,926          8,733,926
   Other Investments                2,605,258          2,605,258          4,109,585          4,109,585
                                    ---------          ---------          ---------          ---------
        Total Investments          32,371,787         32,371,787         27,840,827         27,840,827
                                   ==========                            ==========

        Cash                                                   0                                     0
        Interest Receivable                              75,659                               126,202
        Receivable for Securities Sold                         0                                     0
                                                               -                                     -
Total Assets                                          32,447,446                            27,967,029
                                                      ==========                            ==========

Liabilities:
   Audit Fees Payable                                      1,394                                3,369
   Payable for Securities Sold                                 0                                     0
                                                               -                                     -
Total Liabilities                                          1,394                                 3,369
                                                           -----                                 -----
Participants' Interest:
   56.04 Per Unit on 499,036
   Units Outstanding                                                                        27,963,660
   57.37 Per Unit on 565,554
   Units Outstanding                                  32,446,052
                                                      ----------                            ----------
Total Liabilities and Participants' Equity            32,447,446                            27,967,029
                                                      ==========                            ==========

See accompanying notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of April 30, 1999, and October 31, 1998, the results of operations for the three months ended January 31, 1999 and 1998, and cash flows for the three months ended April 30, 1999 and 1998.

2. The results of operations for the three months ended April 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year 1999, nor the results experienced for the full year 1998.

3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1998.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

The Dow Jones Industrial Average broke through 10,000 for the first time at the end of March, but this rise to a record level masked a broad weakness in the rest of the market.

At that point, there had never been such a gap between the few popular large-capitalization stocks that dominate the indices and the overall market. On the day the Dow crossed 10,000, declining issues outnumbered advancing issues by a large margin and more than 70% of New York Stock Exchange stocks were trading at least 25% below their 52-week high. Within the Standard & Poor's 500 Index, there were wide differences in growth. The top 30 stocks in the index accounted for 98% of its rise.

Then in a swift, stunning turnaround in April, the former mid-cap and small-cap cyclical laggards handily outperformed the once invincible large-cap growth and technology stocks. Mutual funds that had produced huge gains the past 18 months by making big bets on these large-cap stocks fell as a result.

Observers attributed the reversal to a powerful market rotation which led investors to pull money from the high price/earnings ratio glamour stocks and move it into inexpensive stocks, primarily cyclical and industrial companies.

The biggest domestic winners were the micro-cap stocks. The economic sectors that benefited the most were paper, chemical and oil. Some of the biggest casualties were the highly valued Internet stocks such as America Online, which was trading at 600 times its trailing year earnings and had a market value greater than Coca-Cola.

For the quarter ended April 30, 1999, the S & P 500 Index was up 4.67% while the Value Line Composite increased 3.74% and the Russell 2000 rose 1.69%. However, for the month of April alone, the S & P 500 Index, Value Line Composite and Russell 2000 were up 3.87%, 8.98%, and 8.95%, respectively, showing the strength of the mid-cap, small-cap and cyclical stocks during April.

Stock market rallies in Japan and Brazil surprised global investors during the quarter. These helped to offset slumping returns on most European exchanges following the introduction of the Euro as a common currency.

Speculation that Japan's economy may finally be rising after almost a decade of failure spurred the rally in Tokyo. Foreign investors fueled the Japanese market rally, with selling from all segments of Japanese stockholders. The enthusiasm was not dampened even by strong indications that Japan's lengthy recession is far from over. Foreign buying of Japanese stocks has not been this strong in five years.

Evidence of inflation was almost non-existent during the quarter. Productivity gains and low commodity prices in the U.S. helped offset strong economic growth and a 29-year low in unemployment. Inflation outside the U.S. is low and slowing in many countries, and some have experienced deflation. Low inflation and the apparent international economic slowing prompted the Federal Reserve to hold the benchmark Federal Funds rate steady.

Despite low inflation, interest rates moved sharply higher during the quarter on a continuous stream of strong economic reports. February saw the most severe monthly increase in rates in more than a decade. For example, the 10-year Treasury bond began the year at a yield of 4.64% and rose to 5.35% by the end of the quarter.

The signals for the future of the economy and the markets remain mixed. Many still expect the economy to weaken, while others think consumer buying will continue to support growth. Global uncertainty, rising interest rates and record margin debt continue to be concerns for the prudent investor.

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


Substantial progress has also been made on the completion of the five step plan for non-mission critical items; as of April 30, 1999, 94% of all identified Bank-controlled applications had been completed through the testing stage, and 80% of the vendor-controlled applications had been completed through the testing stage. Completion of testing is scheduled for June 30, 1999.

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

                                      The Collective Investment Trusts for Which
                                      UMB Bank, n.a. is Trustee
                                                             (Registrant)

                                                    by UMB Bank, n.a. as trustee


Date:  May 9, 1999               By:       /s/Steve Campbell
                                    ---------------------------
                                                    Steve Campbell
                                                    Senior Vice President


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

                                INDEX TO EXHIBITS


27.1     Financial Data Schedule for Pooled Income Fund

27.2     Financial Data Schedule for Pooled Equity Fund

27.3     Financial Data Schedule for Pooled Debt Fund

27.1  ARTICLE 5 FDS - POOLED  INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE 6 Months Ending April 30, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                             3-MOS              6-MOS
FISCAL-YEAR END                   OCT-31-1999        OCT-31-1999
PERIOD-END                        APR-30-1999        APR-30-1999
CASH                                        0                  0
SECURITIES                         32,371,787         32,371,787
RECEIVABLES                            75,659             75,659
ALLOWANCES                                  0                  0
INVENTORY                                   0                  0
CURRENT-ASSETS                              0                  0
PP&E                                        0                  0
DEPRECIATION                                0                  0
TOTAL-ASSETS                       32,447,446         32,447,446
CURRENT-LIABILITIES                     1,394              1,394
BONDS                                       0                  0
PREFERRED-MANDATORY                         0                  0
PREFERRED                                   0                  0
COMMON                                      0                  0
OTHER-SE                           32,446,052         32,446,052
TOTAL-LIABILITY-AND-EQUITY         32,447,446         32,447,446
SALES                                       0                  0
TOTAL-REVENUES                              0                  0
CGS                                         0                  0
TOTAL-COST                               (866)            (1,724)
OTHER-EXPENSE                               0                  0
LOSS-PROVISION                              0                  0
INTEREST-EXPENSE                            0                  0
INCOME-PRETAX                               0                  0
INCOME-TAX                                  0                  0
INCOME-CONTINUING                           0                  0
DISCONTINUED                                0                  0
EXTRAORDINARY                               0                  0
CHANGES                                     0                  0
NET-INCOME                                  0                  0
EPS-PRIMARY                             $0.00              $0.00
EPS-DILUTED                             $0.00              $0.00

27.2  ARTICLE 5 FDS - POOLED  EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE 6 Months Ending April 30, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                             3-MOS              6-MOS
FISCAL-YEAR END                   OCT-31-1999        OCT-31-1999
PERIOD-END                        APR-30-1999        APR-30-1999
CASH                                        0                  0
SECURITIES                        198,916,457        198,916,457
RECEIVABLES                         2,274,841          2,274,841
ALLOWANCES                                  0                  0
INVENTORY                                   0                  0
CURRENT-ASSETS                              0                  0
PP&E                                        0                  0
DEPRECIATION                                0                  0
TOTAL-ASSETS                      201,191,298        201,191,298
CURRENT-LIABILITIES                 1,580,424          1,580,424
BONDS                                       0                  0
PREFERRED-MANDATORY                         0                  0
PREFERRED                                   0                  0
COMMON                                      0                  0
OTHER-SE                          199,610,874        199,610,874
TOTAL-LIABILITY-AND-EQUITY        201,191,298        201,191,298
SALES                                       0                  0
TOTAL-REVENUES                     20,162,451         26,784,646
CGS                                         0                  0
TOTAL-COST                                  0                  0
OTHER-EXPENSE                          (2,938)            (5,279)
LOSS-PROVISION                              0                  0
INTEREST-EXPENSE                            0                  0
INCOME-PRETAX                      18,791,084         23,865,555
INCOME-TAX                                  0                  0
INCOME-CONTINUING                  18,791,084         23,865,555
DISCONTINUED                                0                  0
EXTRAORDINARY                               0                  0
CHANGES                                     0                  0
NET-INCOME                         18,791,084         23,865,555
EPS-PRIMARY                            $10.39             $13.19
EPS-DILUTED                            $10.39             $13.19

27.3  ARTICLE  5 FDS -  POOLED  DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE 6 Months Ending April 30, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                             3-MOS              6-MOS
FISCAL-YEAR END                   OCT-31-1999        OCT-31-1999
PERIOD-END                        APR-30-1999        APR-30-1999
CASH                                        0                  0
SECURITIES                        110,239,040        110,239,040
RECEIVABLES                         1,878,836          1,878,836
ALLOWANCES                                  0                  0
INVENTORY                                   0                  0
CURRENT-ASSETS                              0                  0
PP&E                                        0                  0
DEPRECIATION                                0                  0
TOTAL-ASSETS                      112,117,876        112,117,876
CURRENT-LIABILITIES                     1,248              1,248
BONDS                                       0                  0
PREFERRED-MANDATORY                         0                  0
PREFERRED                                   0                  0
COMMON                                      0                  0
OTHER-SE                          112,116,628        112,116,628
TOTAL-LIABILITY-AND-EQUITY        112,117,876        112,117,876
SALES                                       0                  0
TOTAL-REVENUES                       (755,220)            54,110
CGS                                         0                  0
TOTAL-COST                                  0                  0
OTHER-EXPENSE                          (2,361)            (2,148)
LOSS-PROVISION                              0                  0
INTEREST-EXPENSE                            0                  0
INCOME-PRETAX                      (2,506,624)        (3,536,861)
INCOME-TAX                                  0                  0
INCOME-CONTINUING                  (2,506,624)        (3,536,861)
DISCONTINUED                                0                  0
EXTRAORDINARY                               0                  0
CHANGES                                     0                  0
NET-INCOME                         (2,506,624)        (3,536,861)
EPS-PRIMARY                            ($1.64)            ($2.31)
EPS-DILUTED                            ($1.64)            ($2.31)