Form 10-Q
period 1999-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 1999-09-10
CIK 206005

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1999

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

The number of units of participation outstanding as of July 31, 1999.

                  Pooled Equity Fund - 1,635,916
                  Pooled Debt Fund - 1,433,964
                  Pooled Income Fund - 513,185

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

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statement of Operations


                                                       QUARTER          QUARTER        FY ENDED      9 MONTHS         9 MONTHS
                                                    ENDING 07/31/98  ENDING 07/31/99  10/31/1998   ENDED 07/31/99  ENDED 07/31/98

Investment Income:
Dividends                                                  854,417       800,755     3,279,897     2,399,139       2,605,286
Interest                                                   741,198       516,674     3,358,910     1,837,381       2,435,311
                                                    -------------------------------------------------------------------------
Gross Investment Income                                  1,595,615     1,317,429     6,638,807     4,236,520       5,040,597

Less:  Audit Expense & Foreign Taxes                        (2,298)       (2,361)       (9,190)       (7,640)         (6,893)
                                                    -------------------------------------------------------------------------
Net Investment Income                                    1,593,317     1,315,068     6,629,617     4,228,880       5,033,704
                                                    =========================================================================
Realized and Unrealized Gain(Loss) on Investments:
Realized Gain(Loss) on Investments:
Proceeds from Sales                                    169,861,321   142,737,353   763,884,882   548,398,429     587,047,516
Cost of Securities Sold                                165,843,966   140,685,894   732,770,233   533,720,133     564,428,581
                                                    -------------------------------------------------------------------------
Net Realized Gain(Loss)                                  4,017,355     2,051,459    31,114,649    14,678,296      22,618,935

Unrealized Gain(Loss) on Investments:
Beginning of Period                                     36,733,827    22,889,344    32,316,511    11,650,626      32,316,511
End of Period                                           16,788,149    24,019,648    11,650,629    24,019,648      16,788,149
                                                    -------------------------------------------------------------------------
Net Unrealized Gain(Loss)                              (19,945,678)    1,130,304   (20,665,882)   12,369,022     (15,528,362)
                                                    -------------------------------------------------------------------------
Net Realized and Unrealized Gain(Loss) on Investments  (15,928,323)    3,181,763    10,448,767    27,047,318       7,090,573
                                                    =========================================================================

See accompanying notes to condensed financial statements.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statement of Participants' Interest


                                                           QUARTER        QUARTER         FY ENDED     9 MONTHS        9 MONTHS
                                                       ENDING 07/31/98  ENDING 07/31/99   10/31/98   ENDED 07/31/99  ENDED 07/31/98
                                                       ---------------  ---------------   --------   --------------  --------------
Participants' Interest at Beginning of Period             208,495,292     199,610,874  216,985,770   186,528,690     216,985,770

Changes from Investment Activities:
Net Investment Income                                       1,593,317       1,315,068    6,629,617     4,228,880       5,033,704
Net Realized Gain(Loss) on Investments                      4,017,355       2,051,459   31,114,649    14,678,296      22,618,935
Net Unrealized Gain(Loss) on Investments                  (19,945,678)      1,130,304  (20,665,882)   12,369,022     (15,528,362)
                                                       --------------------------------------------------------------------------
Net Increase(Decrease) from Investment Activity           (14,335,006)      4,496,831   17,078,384    31,276,198      12,124,277
                                                       --------------------------------------------------------------------------


Changes from Participating Unit Transactions:
Received from Issuance of: 32,978 Units                                     3,737,271   15,615,556
Received from Issuance of: 41,044 Units                     4,016,624                                 10,732,059      12,306,165

Payment on Redemption of: 206,065 Units                                   (23,278,172) (63,151,020)
Payment on Redemption of: 130,574 Units                   (12,823,687)                               (43,970,143)    (56,062,989)
                                                       --------------------------------------------------------------------------
Net Increase(Decrease) from Participating
     Unit Transactions                                     (8,807,063)    (19,540,901) (47,535,464)  (33,238,084)    (43,756,824)
                                                       --------------------------------------------------------------------------
Participants' Interest at End of Period                   185,353,223     184,566,804  186,528,690   184,566,804     185,353,223
                                                       ==========================================================================

See accompanying notes to condensed financial statements.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statement of Assets and Liabilities
                                                 FY ENDED 10/31/98       9 MONTHS ENDED 07/31/99
                                                COST         MARKET        COST        MARKET
                                                ----         ------        ----        ------
Assets:
Common Stock                                  109,744,618  121,395,245  127,151,896  136,314,018
Commercial Paper                               59,278,825   59,278,825   47,592,525   35,417,495
Other Investments                              3,476,722    3,476,722    1,282,692    5,418,280

Total Investments                             172,500,165  184,150,792  176,027,113  177,149,793
                                              ===========               ===========
Cash                                                                 0                         0
Interest Receivable                                            312,325                   234,807
Receivable for Securities Sold                               2,074,759                 7,188,368
                                                             ---------                 ---------
Total Assets                                               186,537,876               184,572,968
                                                           ===========               ===========
Liabilities:
Audit Fees Payable                                               9,190                     6,164
Payable for Securities Sold                                          0                         0
                                                                     -                         -
Total Liabilities                                                9,190                     6,164
                                                                 -----                     -----
Participants' Interest:
95.73 Per Unit on 1,948,510 Units Outstanding              186,528,686
-----             ---------                                -----------
112.82 Per Unit on 1,635,916 Units Outstanding                                       184,566,804
------             ---------                                                         -----------
Total Liabilities and Participants' Equity                 186,537,876               184,572,968
                                                           ===========               ===========

See accompanying notes to condensed financial statements.

                                   UMB BANK, n.a.
                       Pooled Debt Fund for Employees Trusts
                              Statement of Operations


                                                         QUARTER         QUARTER        FY ENDED       9 MONTHS        9 MONTHS
                                                     ENDING 07/31/98 ENDING 07/31/99   10/31/1998   ENDED 07/31/99  ENDED 07/31/98

Investment Income:
     Interest                                              1,892,299       1,666,922     7,710,035       5,257,893       5,873,481
                                                     ------------------------------------------------------------------------------
          Gross Investment Income                          1,892,299       1,666,922     7,710,035       5,257,893       5,873,481
     Less:  Audit Expense                                     (2,298)         (2,361)       (9,190)         (4,509)         (6,893)
                                                     ------------------------------------------------------------------------------
          Net Investment Income                            1,890,001       1,664,561     7,700,845       5,253,384       5,866,588
                                                     ==============================================================================

Realized and Unrealized Gain(Loss) on Investments:
     Realized Gain(Loss) on Investments:
               Proceeds from Sales                        13,757,552      23,512,136    83,088,516      65,553,611      69,257,189
              Cost of Securities Sold                     13,672,065      23,467,613    82,778,172      65,355,954      69,049,375
                                                     ------------------------------------------------------------------------------
                    Net Realized Gain(Loss)                   85,487          44,523       310,344         197,657         207,814
     Unrealized Gain(Loss) on Investments:
               Beginning of Period                         3,097,995       2,870,168     3,150,137       6,560,163       3,150,137
               End of Period                               3,436,022         401,983     6,560,164         401,982       3,436,022
                                                     ------------------------------------------------------------------------------
                    Net Unrealized Gain(Loss)                338,027      (2,468,185)    3,410,027      (6,158,181)        285,885
                                                     ------------------------------------------------------------------------------
Net Realized and Unrealized Gain(Loss) on Investments        423,514      (2,423,662)    3,720,371      (5,960,524)        493,699
                                                     ==============================================================================

See accompanying notes to condensed financial statements.

UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statement of Participants' Interest


                                                           QUARTER         QUARTER        FY ENDED      9 MONTHS         9 MONTHS
                                                       ENDING 07/31/98 ENDING 07/31/99   10/31/1998  ENDED 07/31/99  ENDED 07/31/98
Participants' Interest at Beginning of Period              116,308,269      112,116,628  130,005,324     116,459,881   130,005,324
Changes from Investment Activities:
     Net Investment Income                                   1,890,001        1,664,561    7,700,845       5,253,384     5,866,588
     Net Realized Gain(Loss) on Investments                     85,487           44,523      310,344         197,657       207,814
     Net Unrealized Gain(Loss) on Investments                  338,027       (2,468,185)   3,410,027      (6,158,181)      285,885
                                                       ----------------------------------------------------------------------------
           Net Increase(Decrease) from Investment Activity   2,313,515         (759,101)  11,421,216        (707,140)    6,360,287
                                                       ----------------------------------------------------------------------------
Changes from Participating Unit Transactions:
     Received from Issuance of: 56,553 Units                                  4,105,574   13,743,230
     Received from Issuance of: 51,041 Units                 3,525,913                                    15,535,633    12,097,678

     Payment on Redemption of:  155,160 Units                               (11,301,666) (38,709,887)
     Payment on Redemption of:  100,842 Units               (6,993,426)                                  (27,126,939)  (33,309,018)
                                                       ----------------------------------------------------------------------------
Net Increase(Decrease) from Participating Unit Transactions (3,467,513)      (7,196,092) (24,966,657)    (11,591,306)  (21,211,340)
                                                       ----------------------------------------------------------------------------
Participants' Interest at End of Period                    115,154,271      104,161,435  116,459,883     104,161,435   115,154,271
                                                       ============================================================================

See accompanying notes to condensed financial statements.

UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statement of Assets and Liabilities
                                               FY ENDED 10/31/98         9 MONTHS ENDED 07/31/99
                                              COST          MARKET          COST         MARKET
                                              ----          ------          ----         ------
Assets:
     U.S. Government & Agency Obligations    42,256,804     44,653,797      40,352,571  41,656,513
     Corporate Bonds                         65,351,189     69,514,360      57,446,247  57,761,607
     Other Investments                          360,148        367,148       2,892,106   2,892,106
                                                -------        -------       ---------   ---------
Total Investments                           107,968,141    114,535,305     100,690,924 102,310,226
                                            ===========                    ===========
     Cash                                                            0                           0
     Interest Receivable                                     1,933,768                   1,854,818
     Receivable for Securities Sold                                  0                           0
                                                                     -                           -
Total Assets                                               116,469,073                 104,165,044
                                                           ===========                 ===========
Liabilities:
     Audit Fees Payable                                          9,190                       3,609
     Payable for Securities Sold                                     0                           0
                                                                     -                           -
Total Liabilities                                                9,190                       3,609
                                                                 -----                       -----
Participants' Interest:
73.64 Per Unit on 1,578,589 Units Outstanding              116,459,883
                                                           -----------
72.64 Per Unit on 1,433,964 Units Outstanding                                          104,161,435
                                                                                       -----------
Total Liabilities and Participants' Equity                 116,469,073                 104,165,044
                                                           ===========                 ===========

See accompanying notes to condensed financial statements.

UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statement of Operations


                                                       QUARTER           QUARTER       FY ENDED       9 MONTHS      9 MONTHS
                                                    ENDING 07/31/98  ENDING 07/31/99   10/31/98    ENDED 07/31/99 ENDED 07/31/98
                                                    ---------------  ---------------   --------    -----------------------------
Investment Income:
     Interest                                              403,946         387,363     1,724,563      1,160,016     1,295,486
                                                    --------------------------------------------------------------------------
          Gross Investment Income                          403,946         387,363     1,724,563      1,160,016     1,295,486
     Less:  Audit Expense                                     (842)           (866)       (3,369)        (2,590)       (2,528)
                                                    --------------------------------------------------------------------------
          Net Investment Income                            403,104         386,497     1,721,194      1,157,426     1,292,958
                                                    ==========================================================================
Realized and Unrealized Gain(Loss) on Investments:
     Realized Gain(Loss) on Investments:
          Proceeds from Sales                           66,169,953      85,151,629   315,287,622    282,916,279   239,662,575
          Cost of Securities Sold                       66,169,953      85,151,629   315,287,622    282,916,279   239,662,575
                                                    --------------------------------------------------------------------------
               Net Realized Gain(Loss)                           0               0             0              0             0
     Unrealized Gain(Loss) on Investments:
          Beginning of Period                                    0               0             0              0             0
          End of Period                                          0               0             0              0             0
                                                    --------------------------------------------------------------------------
               Net Unrealized Gain(Loss)                         0               0             0              0             0
                                                    --------------------------------------------------------------------------
Net Realized and Unrealized Gain(Loss) on Investments            0               0             0              0             0
                                                    ==========================================================================

See accompanying notes to condensed financial statements.

UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statement of Participants' Interest


                                                            QUARTER         QUARTER       FY ENDED       9 MONTHS      9 MONTHS
                                                        ENDING 07/31/98 ENDING 07/31/99  10/31/1998   ENDED 07/31/99 ENDED 07/31/98
                                                        -------------------------------  ----------   -----------------------------
Participants' Interest at Beginning of Period                29,046,137      32,446,051    34,990,096     27,963,659    34,990,096
Changes from Investment Activities:
Net Investment Income                                           403,104         386,497     1,721,194      1,157,426     1,292,958
Net Realized Gain(Loss) on Investments                                0               0             0              0             0
Net Unrealized Gain(Loss) on Investments                              0               0             0              0             0
                                                        ---------------------------------------------------------------------------
Net Increase(Decrease) from Investment Activity                 403,104         386,497     1,721,194      1,157,426     1,292,958
                                                        ---------------------------------------------------------------------------
Changes from Participating Unit Transactions:
Received from Issuance of:  24,756 Units                                      1,425,384     8,994,808
Received from Issuance of:  34,056 Units                      1,861,813                                   11,686,034     7,252,554
Payment on Redemption of:  77,126 Units                                      (4,447,926)  (17,742,438)
Payment on Redemption of:  51,882 Units                      (2,834,839)                                 (10,997,113)  (15,059,393)
                                                        ---------------------------------------------------------------------------
Net Increase(Decrease) from Participating Unit Transactions    (973,026)     (3,022,542)   (8,747,630)       688,921    (7,806,839)
                                                        ---------------------------------------------------------------------------
Participants' Interest at End of Period                      28,476,215      29,810,006    27,963,660     29,810,006    28,476,215
                                                        ===========================================================================

See accompanying notes to condensed financial statements.

UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statement of Assets and Liabilities


                                            FY ENDED 10/31/98          9 MONTHS ENDED 07/31/99
                                           COST         MARKET        COST         MARKET
                                           ----         ------        ----         ------
Assets:
U.S. Government & Agency Obligations         14,997,316    14,997,316   11,971,620    11,971,620
Commercial Paper                              8,733,926     8,733,926   15,231,979    15,231,979
Other Investments                             4,109,585     4,109,585    2,512,406     2,512,406
                                           ------------------------------------------------------

Total Investments                            27,840,827    27,840,827   29,716,005    29,716,005
                                           =============              =============

Cash                                                                0                          0
Interest Receivable                                           126,202                     96,261
Receivable for Securities Sold                                      0                          0
                                                                    -                          -
Total Assets                                               27,967,029                 29,812,266
                                                        ==============             ==============
Liabilities:
Audit Fees Payable                                              3,369                      2,260
Payable for Securities Sold                                         0                          0
                                                        --------------             --------------
Total Liabilities                                               3,369                      2,260
                                                        --------------             --------------
Participants' Interest:
 56.04 Per Unit on 499,036 Units Outstanding               27,963,660
                                                           ----------
 58.09 Per Unit on 513,185 Units Outstanding                                          29,810,006
                                                                                      ----------
Total Liabilities and Participants' Equity                 27,967,029                 29,812,266
                                                        ==============             ==============

See accompanying notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Trustee, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Pooled Equity, Pooled Debt, and Pooled Income (the "Collective Investment Trusts") as of April 30, 1999, and October 31, 1998, the results of operations for the three months ended January 31, 1999 and 1998, and cash flows for the three months ended July 31, 1999 and 1998.

2. The results of operations for the three months ended July 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year 1999, nor the results experienced for the full year 1998.

3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Trustee's Annual Report on Form 10-K for the year ended October 31, 1998.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

Markets jumped in the middle of the quarter after the Federal Reserve Board increased the key Fed Funds rate to 5.00% from 4.75%, just as expected. The Federal Reserve cited uncertainty about conflicting economic indicators as its reason for raising rates. It further cheered the markets by adopting a neutral policy stance, indicating it had no firm intention to increase rates again soon.

The reaction of the stock and bond markets was immediate and strong. The Standard & Poor's 500 Index and the NASDAQ Composite Index both soared to new records, and the yield on the 30-year U.S. Treasury bond dropped below 6%.

The S&P 500 Index returned -0.15% for the quarter ended July 31, 1999, and was up 8.88% for the year to date, while the broader Value Line Composite Index stocks rose 2.13% and 4.61% in those periods, respectively.

Although the Federal Reserve was the big news in June, the performance of cyclical stocks was the major story for the quarter. Unexpected economic strength finally awakened these old-line industrial stocks which have languished for several years. Stocks such as Alcoa, International Paper and others started to look good in comparison with overvalued technology and growth stocks. This view was supported by concern that rising interest rates would hurt the stocks with very high price/earnings ratios.

It is little wonder that some of the best performance in the quarter was seen in the industrials, whose sales improve when the economy booms. The question now is whether these cyclical stocks will retain the market leadership, especially since growth stocks may rebound if inflation fears are reduced.

The small-capitalization stocks also did well during the quarter. A rally in late March lasted until mid-May, paused briefly and then resumed. The Russell 2000 Index of small-cap stocks was up 3.14% for the quarter and 6.29% for the year to date.

The U.S.  economy  remained  strong  during the  quarter,  continuing  an 8-year economic expansion. With interest rates climbing, the bond market grew increasingly nervous. Market participants became convinced that the Federal Reserve would increase rates, and moved the market sharply higher to accommodate the expected hike. The Lehman Bros. Government/Corporate Intermediate Index returned -0.79% for the quarter and -0.67% for the year to date.

The major issues for the stock and bond markets during the remainder of the year are earnings growth and inflation. Earnings appear stronger than many had expected. However, it is unclear whether inflation can be restrained in the face of stronger economies overseas and record low unemployment in the growing U. S. economy.

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

(27)     Financial Data Schedule.

         27.1 - Pooled Income Fund
         27.2 - Pooled Equity Fund
         27.3 - Pooled Debt Fund

(99)     Additional Exhibits.

         None.

(b)      Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the six months ended July 31, 1999.

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

                                      The Collective Investment Trusts for Which
                                      UMB Bank, n.a. is Trustee
                                                             (Registrant)

                                                    by UMB Bank, n.a. as trustee


Date:  September XX, 1999           By:       /s/Steve Campbell
                                    ---------------------------
                                                    Steve Campbell
                                                    Senior Vice President


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

                                INDEX TO EXHIBITS


27.1     Financial Data Schedule for Pooled Income Fund

27.2     Financial Data Schedule for Pooled Equity Fund

27.3     Financial Data Schedule for Pooled Debt Fund

27.1  ARTICLE 5 FDS - POOLED  INCOME
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE 9 Months Ending July 31, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                             3-MOS            9-MOS
FISCAL-YEAR END                                     10/31/1998       10/31/1998
PERIOD-END                                           7/31/1999        7/31/1999
PERIOD-END                                              36,372           36,372
CASH                                                         0                0
SECURITIES                                          29,716,005       29,716,005
RECEIVABLES                                             96,261           96,261
ALLOWANCES                                                   0                0
INVENTORY                                                    0                0
CURRENT-ASSETS                                               0                0
PP&E                                                         0                0
DEPRECIATION                                                 0                0
TOTAL-ASSETS                                        29,812,266       29,812,266
CURRENT-LIABILITIES                                      2,260            2,260
BONDS                                                        0                0
PREFERRED-MANDATORY                                          0                0
PREFERRED                                                    0                0
COMMON                                                       0                0
OTHER-SE                                            29,810,006       29,810,006
TOTAL-LIABILITY-AND-EQUITY                          29,812,266       29,812,266
SALES                                                        0                0
TOTAL-REVENUES                                         387,408        1,160,016
CGS                                                          0                0
TOTAL-COST                                                   0                0
OTHER-EXPENSE                                             (866)          (2,590)
LOSS-PROVISION                                               0                0
INTEREST-EXPENSE                                             0                0
INCOME-PRETAX                                                0                0
INCOME-TAX                                                   0                0
INCOME-CONTINUING                                            0                0
DISCONTINUED                                                 0                0
EXTRAORDINARY                                                0                0
CHANGES                                                      0                0
NET-INCOME                                                   0                0
EPS-PRIMARY                                                  0                0
EPS-DILUTED                                                  0                0

27.2  ARTICLE 5 FDS - POOLED  EQUITY
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE 9 Months Ending July 31, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                 3-MOS             9-MOS
FISCAL-YEAR END                        10/31/1998        10/31/1998
PERIOD-END                              7/31/1999         7/31/1999
CASH                                            0                 0
SECURITIES                            177,149,793       177,149,793
RECEIVABLES                             7,423,175         7,423,175
ALLOWANCES                                      0                 0
INVENTORY                                       0                 0
CURRENT-ASSETS                                  0                 0
PP&E                                            0                 0
DEPRECIATION                                    0                 0
TOTAL-ASSETS                          184,572,968       184,572,968
CURRENT-LIABILITIES                         6,164             6,164
BONDS                                           0                 0
PREFERRED-MANDATORY                             0                 0
PREFERRED                                       0                 0
COMMON                                          0                 0
OTHER-SE                              184,566,804       184,566,804
TOTAL-LIABILITY-AND-EQUITY            184,572,968       184,572,968
SALES                                           0                 0
TOTAL-REVENUES                          4,499,192        31,283,838
CGS                                             0                 0
TOTAL-COST                                      0                 0
OTHER-EXPENSE                              (2,361)           (7,640)
LOSS-PROVISION                                  0                 0
INTEREST-EXPENSE                                0                 0
INCOME-PRETAX                           3,181,763        27,047,318
INCOME-TAX                                      0                 0
INCOME-CONTINUING                       3,181,763        27,047,318
DISCONTINUED                                    0                 0
EXTRAORDINARY                                   0                 0
CHANGES                                         0                 0
NET-INCOME                              3,181,763        27,047,318
EPS-PRIMARY                                 $1.94            $16.53
EPS-DILUTED                                 $1.94            $16.53

27.3  ARTICLE  5 FDS -  POOLED  DEBT
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE 9 Months Ending July 31, 1999, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                              3-MOS          9-MOS
FISCAL-YEAR END                     10/31/1998     10/31/1998
PERIOD-END                           7/31/1999      7/31/1999
CASH                                         0              0
SECURITIES                         102,310,226    102,310,226
RECEIVABLES                          1,854,818      1,854,818
ALLOWANCES                                   0              0
INVENTORY                                    0              0
CURRENT-ASSETS                               0              0
PP&E                                         0              0
DEPRECIATION                                 0              0
TOTAL-ASSETS                       104,165,044    104,165,044
CURRENT-LIABILITIES                      3,609          3,609
BONDS                                        0              0
PREFERRED-MANDATORY                          0              0
PREFERRED                                    0              0
COMMON                                       0              0
OTHER-SE                           104,161,435    104,161,435
TOTAL-LIABILITY-AND-EQUITY         104,165,044    104,165,044
SALES                                        0              0
TOTAL-REVENUES                        (756,740)      (702,631)
CGS                                          0              0
TOTAL-COST                                   0              0
OTHER-EXPENSE                           (2,361)        (4,509)
LOSS-PROVISION                               0              0
INTEREST-EXPENSE                             0              0
INCOME-PRETAX                       (2,423,662)    (5,960,524)
INCOME-TAX                                   0              0
INCOME-CONTINUING                   (2,423,662)    (5,960,524)
DISCONTINUED                                 0              0
EXTRAORDINARY                                0              0
CHANGES                                      0              0
NET-INCOME                          (2,423,662)    (5,960,524)
EPS-PRIMARY                             ($1.69)        ($4.16)
EPS-DILUTED                             ($1.69)        ($4.16)