Form 10-K
period 1999-10-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2000-02-01
CIK 206005

Prospectus
                             Units of Participation
                      UMB Bank Collective Investment Funds
                                January 31, 2000

This Prospectus offers Units of Participation ("Units") in three separate Collective Investment Funds (the "Funds" and individually a Fund) that have been established and are maintained by the Trust Department of UMB Bank, n.a. ("UMB") to provide investment mediums for retirement plans utilizing the UMB Bank Defined Contribution Plan and Trust and other qualified retirement plans for which UMB is Trustee. The Units are only offered to such plans. This Prospectus replaces the Prospectus initially delivered to investors in the Funds as of June 7, 1999, in order to update the financial data and certain other information contained in the June 7, 1999 Prospectus. This Prospectus may only be used with the financial statements and related notes set forth in part two of this Prospectus and should be retained for future reference. Units are available in the following Funds (See Investment Policies of the Investment Funds).

Fund for Pooling Equity Investments of Employee Trusts (the Pooled Equity Fund). The primary objective of the Pooled Equity Fund is growth in value of units of the Fund through investments in equity securities and the reinvestment of income therefrom. Investment in other securities to the extent deemed appropriate by UMB is not prohibited.

Fund for Pooling Debt Investments of Employee Trusts (the Pooled Debt Fund). The primary objective of the Pooled Debt Fund is stability in the value of underlying assets through investment in good quality fixed income obligations, such as those classified as A rated or better by standard rating services, and growth in unit values through the reinvestment of investment income therefrom. Investment in other securities to the extent deemed appropriate by UMB is not prohibited.

Pooled Income Fund for Employee Trusts (the Pooled Income Fund). The primary objective of the Pooled Income Fund is to provide a high degree of liquidity through the investment of funds in short-term fixed income obligations. Unit value growth is determined by the level of short-term interest rates from time to time as income is reinvested. Investment in other securities to the extent deemed appropriate by UMB is not prohibited.

The Units of a Fund are offered at a price that is calculated by dividing the market value of all the assets in the Fund including cash, if any, less liabilities at the close of business on the valuation date by the total number of outstanding Units of that Fund on the valuation date (the date on which a participating plan may invest in a Fund). No discounts or commissions are paid as a result of the sale of the Units.

This Prospectus also describes the investment of assets of a retirement plan that utilizes the UMB Bank Defined Contribution Plan and Trust (a "DC Plan") in one or more of the Funds, the right of an individual participant to elect to direct the investment of assets in such participant's account number under a DC Plan and distribution of benefits under a DC Plan.

These securities have not been approved or disapproved by the Securities and Exchange Commission, any state securities commission or any other regulatory authority, nor have any of the foregoing authorities passed upon the accuracy or adequacy of this Prospectus. Any representation to the contrary is a criminal offense.

Units of Participation in the funds are not deposits or obligations of, or guaranteed or endorsed by UMB Bank, n.a., And units of participation are not federally insured by the federal deposit insurance corporation, the federal reserve board, or any other governmental agency, and involve investment risk including the possible loss of the principal invested. The collective investment funds are not registered as investment companies under the investment company act of 1940 and, therefore, are not subject to compliance with the requirements of such act. Units are not "redeemable securities" within the meaning of the investment company act of 1940.

See "Risk Factors" on page 9 for a discussion of certain matters that should be considered in evaluating an investment in the Units.

This Prospectus does not constitute an offering in any jurisdiction in which such offering may not be legally made.

                         UMB Bank, National Association
                                Trust Department
                        1010 Grand Boulevard - Box 419692
                        Kansas City, Missouri 64141-6692
                                 (816) 860-7474

                                Table of Contents

  Summary of the Collective Investment Funds .................................3

  Summary of the UMB Bank Defined
    Contribution Plan and Trust ..............................................7
  Risk Factor.................................................................9

The Collective Investment Funds .............................................10
    Investment of Participants' Accounts ....................................10
    Summary of Units of Participation Values ................................10
    Investment Management ...................................................10
    Brokerage of Securities Transactions ....................................11

Investment Policies of the Collective Investment Funds.......................11
    Investment Objectives....................................................11
    Valuation of Funds' Assets...............................................12
    Turnover Rates...........................................................12

UMB as Trustee of the Funds .................................................13

UMB Bank Defined Contribution Plan and Trust ................................14
    Definitions of Certain Terms ............................................14
    Adoption of a Plan ......................................................15
    UMB as Trustee of the Defined Contribution Plan and Trust ...............16
    Plan Administrator ......................................................16
    Participation in the Plan ...............................................16
    Contributions ...........................................................17
    Restrictions on Investments .............................................17
    Vesting of Participant's Interest .......................................17
    Benefits ................................................................17
    Amendment and Termination ...............................................18
    Resignation, Removal and Succession of Trustee ..........................19
    Taxes, Expenses and Fees ................................................19
    Litigation ..............................................................20
    Limitation of Liability of Trustee ......................................20
    Federal Income Tax Consequences of UMB
    Defined Contribution Plan and Trust .....................................20

Other Tax Consequences ......................................................21
    Penalty Taxes ...........................................................21
    State Tax Consequences ..................................................21
    Reports .................................................................21
    Legal Matters ...........................................................21
    Additional Information ..................................................22
    Recommendation to Consult Advisors ......................................22

Table of Contents to Financial Statements ..................................F-1

                  Summary of the Collective Investment Funds

The Collective Investment Funds are trusts that have been established by UMB, which is also Trustee of the Funds, for the purpose of providing investment mediums for certain qualified retirement plans. There are three Funds, the investment objectives of which are as follows:

Fund for Pooling Equity Investments of Employee Trusts. The primary objective of the Pooled Equity Fund, which was created by UMB in 1955, in growth in value of units of the Fund through investments in equity securities and the reinvestment of income therefrom. Investment in other securities to the extent deemed appropriate by UMB is not prohibited. See Investment Policies of the Collective Investment Funds.

Fund for Pooling Debt Investments of Employee Trusts. The primary objective of the Debt Fund, which was created by UMB in 1955, is stability in the value of underlying assets through investment in good quality fixed income obligations, such as those classified as A rated or better by standard rating services, and growth in unit values through the reinvestment of investment income therefrom. Investment in other securities to the extent deemed appropriate by UMB is not prohibited. See Investment Policies of the Collective Investment Funds.

Pooled Income Fund for Employee Trusts. The primary objective of the Pooled Income Fund, which was created by UMB in 1974, is to provide a high degree of liquidity through the investment of funds in short-term fixed income obligations. Unit value growth is determined by the level of short-term interest rates from time to time as income is reinvested. Investment in other securities to the extent deemed appropriate by UMB is not prohibited. See Investment Policies of the Collective Investment Funds.

The assets of each of the Funds are managed by UMB as Trustee. UMB charges against the assets of each plan under the UMB Bank Defined Contribution Plan and Trust certain fees which are set forth in a schedule published from time to time by UMB. No start-up fees are charged new participants under a plan. More detailed information concerning fees for specific transactions under a plan is set forth under Summary of the UMB Defined Contribution Plan and Trust and Taxes, Expenses and Fees. All fees payable in connection with a plan are subject to change.

Except for withdrawal of voluntary contributions (See Employee Nondeductible Voluntary Contributions) the methods described under Benefits are the only means by which a participant may redeem or receive benefits from a participant's account under a plan.

Notwithstanding the respective investment objectives in the three separate funds, UMB, as Trustee, has broad discretion in the investment of the assets in the funds, and is not prohibited by the UMB Bank Defined Contribution Plan and Trust, from concentrating the assets of a fund in securities of one issuer or one industry, purchasing securities on margin, making short sales, trading in commodities, purchasing the securities of new enterprises or engaging in various investment practices which are not specifically set forth in this Prospectus.

                         Selected Financial Information

The historical performance of the Pooled Equity Fund, the Pooled Debt Fund, and the Pooled Income Fund is set forth below for the periods indicated. The tables contain selected data per Unit for each Fund based on the annual average number of Units outstanding for each of the five years presented in the tables. Information in these tables should be read in conjunction with the financial statements for the three years ended October 31, 1998 and the related notes thereto as set forth in part two of this Prospectus. Past performance is no guarantee of future results.


           ( The remainder of this page is intentionally left blank )

             Fund for Pooling Equity Investments of Employee Trusts
                    Selected Financial Information (Per Unit)


                         For the year ended October 31,



                                                          1999        1998        1997        1996         1995
                                                     ---------    ---------    --------   --------    ----------

Investment income                                       $ 3.23      $ 3.03      $ 2.49      $ 2.31       $ 2.26

Expenses                                                   .01         .00         .01         .01          .01

                                                     ---------    --------     -------     --------    ---------
Net investment income                                     3.34        3.03        2.48        2.30         2.25

Net realized and unrealized gain on
investments                                               7.79        3.93       13.75       5. 92         5.70

                                                     ---------    --------     -------     --------    ---------
Net increases in unit value                              11.13        6.96       16.23        8.22         7.95

Unit Value:
        Beginning of year                                95.73       88.77       72.54       64.32        56.37

                                                     ---------    --------     -------    --------    ---------
        End of year                                    $106.86      $95.73      $88.77      $72.54       $64.32

                                                     =========    =========   =========   =========    =========
Ratio of expenses to average participants'
interest                                                  0.01%       0.00%       0.01%       0.01%        0.01%
                                                     =========    =========   =========   =========    =========

Ratio of net investment income to average
participants' interest1                                   3.21%       3.28%       3.17%       3.28%        3.74%

Ratio of net realized and unrealized gain
on investments to average participants'
interest1                                                10.30%       5.18%      17.83%       8.91%        9.32%
                                                        ---------    --------     -------    --------    --------

Ratio of net increase from investment
activities to average                                    13.51%       8.46%      21.00%      12.19%       13.06%
participants'interest1
                                                       =========    =========  ========   =========    =========
Number of units outstanding at end of year
                                                     1,379,603   1,948,510   2,444,463   3,578,723    4,082,250
                                                     =========   =========   =========   =========    =========


       Participants' interest is the total net assets of the Fund.

             Fund for Pooling Debt Investments of Employee Trusts
                    Selected Financial Information (Per Unit)

                         For the year ended October 31,


                                                          1999       1998         1997        1996         1995
                                                      ---------    --------     -------    --------    ---------

Investment income                                        $4.74       $4.34       $4.10       $3.89        $3.33

Expenses                                                   .01         .01         .01         .01          .01
                                                      ---------    --------     -------    --------    ---------
Net investment income                                     4.75        4.33        4.09        3.88         3.32

Net realized and unrealized gain (loss) on
investments                                              (4.43)       2.41         .93        (.67)        3.82
                                                      ---------    --------     -------    --------    ---------
Net increase (decrease) in unit value                     0.32        6.74        5.02        3.21         7.14

Unit Value:
       Beginning of year                                 73.14       66.40       61.38       58.17        51.03
                                                      ---------    --------     -------    --------    ---------
       End of Year                                      $73.46      $73.14      $66.40      $61.38       $58.17
                                                      =========    ========   =========   =========    =========
Ratio of expenses to average participants'
interest1                                                 0.01%       0.01%       0.01%       0.01%        0.01%
                                                      =========    ========   =========   =========    =========
Ratio of net investment income to average
participants' interest1                                   6.46%       6.25%       6.45%       6.52%        6.12%

Ratio of net realized and unrealized gain
(loss) on investments to average
participant's interest1                                  (6.13%)      3.02%       0.93%     (1.30%)        6.55%
                                                      ---------    --------     -------    --------    ---------

Ratio of net increase (decrease) from
investment activities to average
participants interest1                                     .33%       9.27%       7.38%       5.22%       12.67%
                                                      =========   =========   =========   =========    =========
Number of units outstanding at end of year           1,261,504   1,592,285   1,958,030   2,752,806    2,825,108
                                                      =========  =========   =========   =========    =========

        Participants' interest is the total net assets of the Fund.

                     Pooled Income Fund for Employee Trusts
                    Selected Financial Information (Per Unit)

                         For the year ended October 31,



                                                          1999       1998         1997        1996         1995
                                                      ---------    --------     -------    --------    ---------

Investment income                                        $3.19       $2.97       $2.84       $2.72        $2.67
Expenses                                                   -           -           -           -            -
                                                         ------      ------       -----       -----        -----
Net investment income                                     3.19        2.97        2.84        2.72         2.67

Net realized and unrealized gain (loss) on
investments                                               (.39)        .15        (.02)       (.03)         .05

                                                         ------       -----       -----       -----        -----
Net increase in unit value                                2.80        3.12        2.82        2.69         2.72

Unit Value:
      Beginning of year                                  56.04       52.92       50.10       47.41        44.69
                                                         ------        -----       -----       -----        -----
      End of year                                        58.84       56.04       52.92       50.10        47.41
                                                       ========     =======    ========    ========    =========
Ratio of net investment income to average
participants' interest1                                   5.54%       5.47%       5.53%       5.59%        6.07%

Ratio of net realized and unrealized gain
(loss) on investments to average
participants' interest1                                   0.00%       0.00%      (0.00%)     (0.06%)       0.12%

                                                     ----------    --------     -------    --------    ---------
Ratio of net increase from investment
activities to average participants' interest1             5.54%       5.47%       5.53%       5.53%        6.19%

                                                         ======      ======   =========   =========   =========

Number of units outstanding at end of year             452,661     499,036     661,185     884,822    1,386,619
                                                      =========    ========    =======    =========   =========



        Participants' interest is the total net assets of the Fund.

                                     Summary
                                     of the
                  UMB Bank Defined Contribution Plan and Trust

                                 Plan and Trust

In order to provide certain employers with a means by which they may establish a qualified retirement plan through which the employers may have contributions to such plans invested in the Funds, UMB offers a Retirement Plan ("Plan") and related Trust ("Trust") for adoption by corporations, associations, self-employed individuals and partnerships (each called "Employer"), which has been determined by the Internal Revenue Service to be in compliance with applicable provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). See UMB Bank Defined Contribution Plan and Trust. UMB acts as Trustee under a Plan and Trust that has been established by an employer. See UMB as Trustee of the Defined Contribution Plan and Trust. Investments of contributions to a Trust, except contributions to Individually Directed Accounts, shall be made by the Trustee in its absolute discretion and the Trustee may invest contributions in the Pooled Equity Fund, the Pooled Debt Fund and the Pooled Income Fund or any combination thereof. Investment of contributions to an Individually Directed Account is directed by the Participant, and such contributions may be invested in the Pooled Equity Fund, the Pooled Debt Fund, the Pooled Income Fund or in any form of investment not prohibited by ERISA. At the request of a Participant in a Plan and Trust, life insurance or annuity contracts may be purchased for such Participant subject to the limitations and restrictions of the Internal Revenue Code and Regulations promulgated thereunder. See Investment of Participants' Accounts and Definitions of Certain Terms.

                           Adoption of Plan and Trust

Any Employer may adopt a Plan and Trust by executing an Adoption Agreement designating therein, among other things, (1) the eligibility requirement for employees in terms of age and continuous period of employment, (2) whether the Plan is a pension or profit-sharing plan, (3) the formula for Employer contributions to the Plan, (4) the vesting schedule for Employer contributions, and (5) the allocation of Employer contributions. Adoption of a Plan and Trust establishes a separate Trust for each adopting Employer. See Adoption of a Plan.

                           Administration of the Plan

The Employer designates a Plan Administrator for purposes of the requirements of ERISA and if no Plan Administrator is designated, the Employer is deemed to be the Plan Administrator. The Plan Administrator determines the eligibility of Employees for participation and benefits, maintains certain records, advises the Trustee regarding payments and individual investment directions of Participants and has the exclusive right to establish such rules and procedures as are reasonably necessary for proper and efficient administration of the Plan. The Plan Administrator is charged with all duties imposed upon an administrator under ERISA. See Amendment and Termination.

                                   The Trustee

UMB is the Trustee of a Plan and Trust that has been adopted by an Employer and may not be designated as a Plan Administrator. The Trustee receives contributions made under the Plan and may invest them in its own discretion, unless a Participant elects to direct his own account, in the Pooled Equity Fund, the Pooled Debt Fund, the Pooled Income Fund, or any combination thereof. The Trustee is not responsible for the administration of the Plan or for monitoring the Employer's compliance with the Plan or for the performance of the Plan Administrator. See UMB as Trustee of the Funds.

UMB has been a national bank since 1934 and was formerly The City National Bank & Trust Company of Kansas City. It became a wholly owned subsidiary of UMB Financial Corporation in 1969. UMB's total assets as of September 30, 1999 were $5,714,135,000 and as of the same date its deposits were $4,118,147,000 and its total capital accounts were $468,739,000. The Trust Department of UMB maintains several collective funds for trust investment and three separate pooled funds for employee benefit plan investment. The Trust Department of UMB, as of December 31, 1999, managed approximately $14,200,000,000 in assets.

The Trustee may resign at any time by giving sixty (60) days' prior written notice to the Employer. The Employer may remove the Trustee at any time by giving sixty (60) days' prior written notice to the Trustee. In the event of resignation or removal of the Trustee, the Employer must appoint in writing a successor Trustee and such successor Trustee must evidence its acceptance of the trusteeship in writing. See Resignation, Removal and Succession of Trustee.

                           Investment of Contributions

Unless a Participant specifically elects, by written notice to the Trustee on a form provided for such purpose, to direct the Trustee to separate the Participant's interest in the Plan in a separate account which is designated an Individually Directed Account, the Trustee will invest all contributions to the Plan in its own discretion. In its discretion the Trustee may invest contributions in any one or more of the Collective Investment Funds. See the Collective Investment Funds.

                                 Life Insurance

If authorized by the Employer in the Plan and at the request of any Participant, any portion which is less than fifty percent (50%) of the Employer's contribution to such Participant's Account may be applied to the purchase of life insurance or annuity contracts. The Trustee will be the beneficiary of the proceeds of any such life insurance or annuity contract and the owner of all such contracts. Upon the death of a Participant, the Plan Administrator and the Trustee will take appropriate action to procure payment of the proceeds of any such contract to the listed beneficiaries of the Participant. See Investment of Participants' Accounts.

                    Charges Applicable to the Plan and Trust

Unless otherwise paid by the Employer, the following will constitute charges upon the Trust and will be paid by the Trustee out of the Trust:

     (1) all taxes imposed upon the Trust, the income or assets of the Trust or the Trustee in its capacity as Trustee;

     (2) all expenses incurred by the Trustee in its capacity as Trustee, including attorney's fees, accountants' fees and other expenses incurred by the Trustee in the performance of its duties in connection with the Trust; and

     (3) fees and other compensation of the Trustee for its services under the Plan.

Within sixty (60) days after the close of each Plan year, the Trustee will render to the Employer and to the Plan Administrator a written accounting of all charges made upon the Trust during the preceding year, such written accounting to be approved by the Employer. See Taxes, Expenses and Fees.

                            Federal Tax Consequences

In computing adjusted gross income for federal income tax purposes, an Employer may deduct the full amount of contributions to the Plan, within the contribution limits of the Plan, on behalf of the Participants who are common-law employees, and such contributions will not be includable in the gross income of the employees. Contributions on behalf of the Participants who are self-employed persons will be includable in gross income, but such a Participant, in computing adjusted gross income, may deduct the Employer's contribution on his behalf up to $30,000 or the percentage contribution limit of the Plan, whichever is less. Amounts distributed from the Trust generally are subject to federal income tax at the time of distribution. However, benefit payments representing a return of Nondeductible Voluntary Contributions are not taxable income. See Federal Income Tax Consequences of UMB Defined Contribution Plan and Trust and Other Tax Consequences.


            [The remainder of this page is intentionally left blank.]

                                  Risk Factors


There is a market risk inherent in any investment in securities, whether equity, debt or other instruments since the prices of securities may fluctuate because of market conditions, economic factors, governmental fiscal and monetary policy, and other reasons that cannot be anticipated and are out of the control of the Trustee. Accordingly, there can be no assurance that the objectives of a Fund will be achieved, and at the time Units in a Fund are withdrawn by reason of a change in the investment in a Participant's Account, the payment of benefits, or the withdrawal of voluntary contributions, the value of such Participant's interest may be more or less than the amount contributed to a Participant's Account.

No person has been authorized to give any information or to make any representations in connection with this offering other than those contained in this Prospectus and, if given or made, such information or representations must not be relied upon.

Investors are advised to consult with an attorney or tax advisor regarding the requirements for establishing a retirement plan and trust and investing in the UMB Collective Investment Funds and the tax consequences thereof.



           [ The remainder of this page is intentionally left blank. ]

                         THE COLLECTIVE INVESTMENT FUNDS

                      Investment of Participants' Accounts

Subject to the right of any Participant to elect to direct the investments of his or her Individually Directed Account, including the right to direct the purchase of life insurance, the Trustee manages the investment of all participants' accounts under each separate participating retirement plan in a Fund as a single fund. The assets of each such plan are invested in the Funds, with the debt/equity ratios determined from time to time by the Trustee, often following consultation with or recommendations by the Employer.

Records of the Participants' interests in the separate participating retirement plans (not to be confused with the Funds) may be maintained either on a "dollars and cents" basis, or on a "shares" basis, whichever the Trustee deems appropriate in each case.

Where a "shares" basis accounting method is employed, shares are initially created at the value of $1 each. At each subsequent valuation date of the particular retirement Plan, the value of each share is determined by dividing the number of outstanding shares of such plan into the total current fair market value of all net assets of the retirement plan. Shares representing benefit payments to be distributed or insurance premiums to be paid as of any pertinent plan valuation date are cancelled at their value on that valuation date. Similarly, new shares representing additional contributions to be allocated to participants are created at the share value applicable on the pertinent plan valuation date.

In determining the current fair market value of assets of a particular participating retirement plan, the current unit values of the Funds, as determined by the Trustee, are multiplied by the number of units of participation in a Fund or the Funds owned by the particular plan.

The regular valuation date for each participating retirement plan is the last business day of the plan year. Additional valuation dates may occur throughout the plan year as necessary or desirable for administrative purposes, including the occurrence of a benefit distribution event and the allocation of voluntary or salary deferral contributions. The additional valuation dates correspond to the last business day of a calendar month.

                    Summary of Units of Participation Values

The table below shows the value at each annual valuation date for the date indicated of a unit of participation in each of the Funds:

Valuation Date     Pooled Equity Fund    Pooled Debt Fund    Pooled Income Fund
-------------      ------------------    ----------------    -----------------

October 31, 1995           $64.32                $58.17                 $47.41
October 31, 1996           $72.54                $61.38                 $50.10
October 31, 1997           $88.77                $66.40                 $52.92
October 31, 1998           $95.73                $73.14                 $56.04
October 31, 1999          $106.86                $73.46                 $58.84


     (1) All per unit information has been adjusted to reflect the 5 for 1 unit split that took place during the quarter ended July 31, 1994.

     (2) All per unit information has been adjusted to reflect the 2 for 1 unit split that took place during the quarter ended July 31, 1994.

                              Investment Management

In managing the investments of the Funds, UMB as Trustee for the Funds, invests and reinvests the assets of the Funds in a manner consistent with the policies described below under "Investment Policies of the Collective Investment Funds." UMB's Trust Department is responsible for the continuing supervision and evaluation of all investment funds. Research, portfolio management, security trading, and statistical review and analysis are carried on by the Trust Department under the supervision of the senior trust investment officer.

All investments of the Funds in securities are reviewed and approved by the Trust Management and Trust Policy Committees of UMB. These committees are composed of senior bank officers and/or directors. Portfolio managers are provided with specific guidelines with respect to the balance between equity and fixed income securities, diversification of equity investment by industry and by company, and the timing of purchases and sales. The guidelines are prepared by UMB's Trust Department, subject to approval by UMB's Trust Policy Committee.

                      Brokerage of Securities Transactions

The Trust Department of UMB does not act as a broker or dealer in securities transactions. Moreover, as a matter of general policy, no person exercising discretionary investment authority on behalf of UMB is permitted to acquire or dispose of a substantial portion of securities of any issuer at the time such securities are being purchased or sold by or for any of the Funds. It is UMB's general practice to select security brokers on the basis of their ability to provide the best execution on the purchase or sale of portfolio securities for all of the Funds. Fixed income security transactions are normally done on a net basis while commissions are paid for the execution of common stock and convertible security transactions. When executing security transactions requiring commissions, UMB gives consideration to research services provided by brokers and, therefore, does not limit the placing of orders to brokers providing only sales execution services. A portion of these commissions is derived from security transactions for the Funds. Research reports received in exchange for commission business cover a wide variety of subjects ranging from economic and monetary and fiscal policy through reports on specific companies, and such research is used extensively by UMB's analytical group. UMB may cause the Fund to pay a member of an exchange, broker or dealer an amount of commission for effecting a securities transaction in excess of the amount of commission another member of an exchange, broker or dealer would have charged for effecting the transaction, but only when UMB has determined in good faith that such amount of commission was reasonable in relation to the value of the brokerage and research services provided by such member, broker or dealer, viewed in terms of either that particular transaction or UMB's overall responsibilities with respect to the accounts as to which it exercises investment discretion.

In addition to research services and information obtained in connection with specific brokerage transactions as described above, UMB currently has such commission agreements, understandings or both with Bear Stearns & Co.; Paine Webber; Standard & Poor's Corporation; Morgan Stanley, Inc.; Boston Institutional Services; Capital Institutional Services, Inc.; Paragon; Frank Russell; and Wm. O'Neil, concerning the providing of statistical reports on economic conditions and reports relative to the investment performance of various money managers and data on selected securities that are considered for purchase in these Funds, all such reports and data having been compiled by third parties. The commissions paid to the companies providing such reports and data aggregate approximately fifty percent (50%) of the total brokerage commissions paid by UMB on an annual basis. Such reports and data are available to UMB in its management of pooled funds as well as all of its other accounts.

             Investment Policies of the Collective Investment Funds

                              Investment Objectives

The primary investment objective of each of the Funds is set forth under Summary of the Collective Investment Funds. With the exception of the U.S. Government and Federal Agency issues, not more than 10% of the market value of the assets of any Fund is invested in the securities of a particular issuer. UMB, as Trustee, seeks to realize the investment objective of each of the Funds as follows:

Pooled Equity Fund. This Fund is invested in a broadly diversified portfolio of common stocks and convertible securities which is designed to give representation in those segments of industry which UMB feels will grow more rapidly than the economy as a whole. These investments are supplemented from time to time by some exposure to more cyclical industries when deemed appropriate considering the objectives of the Fund. Current yield is not a prime consideration as growth in value is sought through appreciation of capital over a period of years. At such time as economic and other consideration dictate, a significant portion of the Fund may be invested in short-term fixed income obligations.

Pooled Debt Fund. This Fund is invested primarily in U.S. government, federal agency and corporate fixed income obligations, mortgages and mortgage participations. In managing the assets of this Fund, consideration is given to the prospective trends in short, intermediate and long-term interest rates, yield differentials between various grades and classifications of securities and attractiveness of discount or premium bonds. Funds awaiting permanent investment or distribution are placed in short-term money market instruments. Capital growth is attained primarily through reinvestment of interest income.

Pooled Income Fund. This Fund is invested in short-term (maturities up to 5 years) fixed income obligations in order to provide maximum current income consistent with ready marketability. Investments may be made in direct or guaranteed obligations of the United States of America or agencies thereof, state or local government agencies, debt securities issued by corporations or other business organizations, including commercial paper, certificates of deposits issued by commercial banks (other than UMB), savings banks or savings and loan associations, other securities or obligations of the type or types commonly known as money-market instruments or liquid guaranteed contracts issued by major insurance companies and are concentrated in those areas which appear most attractive, quality considered. Maturities are staggered to provide liquidity based on historical cash flow considerations. Growth in capital values resulting from reinvested income will vary significantly with changes in short-term interest rates, but fluctuations in capital values are generally minimal by reason of short maturities.

                           Valuation of Funds' Assets

The Trustee of the Funds revalues the units of participation of each Fund as of each Fund's valuation date. The last business day of each month is the regular valuation date. The new unit value is computed by determining the market value of all assets of the Fund, including cash, if any, less liabilities, at the close of business on the valuation date, and then dividing that value by the total number of units outstanding on that date.

On each valuation date, the Trustee computes the net income or loss of each Fund since the last valuation date. All such income is included in the principal value of the Fund and of each outstanding unit. Income is retained in each Fund for reinvestment and is not distributed in cash to each participating retirement plan.

Any retirement plan participating in the Funds may acquire units of participation in a Fund or may redeem any units it holds on any valuation date at the new unit value. Any plan that is redeeming units must give notice of its intention to do so at least five days in advance of a valuation date.

                                 Turnover Rates

UMB cannot estimate with any reasonable certainty what the annual turnover rate for the assets held by the Funds will be. If the value of withdrawals from a Fund exceeds the value of contributions directed to be invested in such Fund in a given year, that Fund will be required to reduce its holdings (and incur brokerage fees) independent of any sales and purchases made by UMB as Trustee of the Funds in its efforts to achieve the investment objectives of such Fund. In any event, the turnover rate of a Fund will depend upon the extent UMB deems it reasonable and appropriate to dispose of and replace certain of such Fund's investments as a means of achieving its investment objectives.

The turnover rates of the Pooled Equity Fund, the Pooled Debt Fund and the Pooled Income Fund for the past five fiscal years are shown in the table below:

                             Annual Turnover Rates*

                               1999      1998       1997       1996       1995
                               ----      ----       ----       ----       ----

Equities and Convertibles
  in Pooled Equity Fund      50.64%    44.54%      40.36%    24.23%      30.59%
Marketable Debt in Pooled
  Debt Fund                  34.11%    32.11%      44.22%    22.27%      20.78%
Pooled Income Fund          820.34%   785.76%     788.29%   828.79%     743.18%

*All turnover rates are calculated as a percentage of market value of assets in the respective Fund. The basic method of calculation of turnover rates is to divide the total sales (excluding short-term securities) for a quarter by the average market value for the quarter and then add the four quarterly changes together to obtain the annual turnover rate.

                           UMB as Trustee of the Funds

Regulations of the Comptroller of the Currency prohibit UMB from having any interest in the Funds other than in its capacity as Trustee. Such regulations prohibit UMB from lending money to, selling property to or purchasing property from a Fund except for temporary net cash overdrafts, and no assets of a Fund may be invested in stock or obligations of UMB, except that funds held by UMB as Trustee pending suitable investment or distribution may temporarily be held in time or savings deposits with UMB. UMB cannot purchase securities for the Funds from its own portfolio or trading account. Regulations of the Comptroller of the Currency also prohibit UMB from making any loan on the security of the units of participation.

Such regulations do not prohibit UMB from investing the assets of any Fund in the securities of issuers which have borrowed funds from UMB's commercial loan division or which maintain deposit or other accounts or otherwise have an ongoing banking relationship with UMB, and UMB may purchase the securities of such issuers for any of the Funds (including securities the proceeds of which may be used, in whole or in part, to repay loans to such issuers from UMB). However, in acting as Trustee for the Funds and other fiduciary accounts, the personnel of UMB's Trust Department do not discuss their investment decisions with any personnel of UMB's commercial banking department, and investment decisions for the Funds and other fiduciary accounts are made by the Trust Department solely from the standpoint of the interest of such fiduciary accounts.



           ( The remainder of this page is intentionally left blank )

                                    UMB BANK


                       DEFINED CONTRIBUTION PLAN AND TRUST

                          Definitions of Certain Terms

As used in this Prospectus, the following terms shall have the meaning indicated below. These definitions are qualified by reference to the Plan and Trust, which should be consulted for the complete definitions of the terms used therein.

     Account: a Participant's separate interest in a Trust.

     Break in Service: (a) For purposes of determining eligibility to become a Participant, each consecutive twelve month period commencing on the date of commencement of employment during which an Employee has completed five hundred or fewer Hours of Service; and (b) For all other purposes of the Plan, any Plan Year during which the Employee has completed five hundred or fewer Hours of Service and on the last day of which he is not an Employee. Any Plan Year of less than twelve months will be disregarded for purposes of this subsection.

     Code: the Internal Revenue Code of 1986, as amended from time to time.

     Compensation: the Earned Income of a Self-Employed individual or, with respect to any Employee other than a Self-Employed individual, as defined by the Employer in its Adoption Agreement. For any Plans and Trust deemed to be top-heavy, only the first $160,000 (as indexed) of a Participant's annual Compensation shall be taken into account for purposes of determining Employer contributions under the Plan.

     Earned Income: the net income from self-employment in the trade or business with respect to which the Plan is established and for which personal services of the individual are a material income-producing factor.

     Effective Date: the first day of the fiscal year of the Employer when the Employer adopts and establishes its Plan, as specified by the Employer in its Adoption Agreement.

     Employee: any person employed by the Employer in any capacity.

     Employer: the individual proprietor, partnership, association or corporation establishing one or more Plans and Trusts under this basic plan document, and any affiliate thereof which may also, by appropriate action, adopt any such Plan and Trust of the Employer.

     Entry Date: (a) the first day of the Plan Year; and (b) the six-month anniversary of the first day of each Plan Year.

     ERISA: the Employee Retirement Income Security Act of 1974, as amended.

     Fund: one of the three separate Collective Investment Funds in which the Trustee may invest, which are the Fund for Pooling Equity Investments of Employee Trusts (Pooled Equity Fund), the Fund for Pooling Debt Investments of Employee Trusts (Pooled Debt Fund) and the Pooled Income Fund for Employee Trusts (Pooled Income Fund).

     Hour of Service: each hour of service for which an Employee is paid or entitled to payment for the performance of duties for the Employer.

     Net Earnings: the net income or profits of the Employer for each Plan Year as determined by the Employer upon the basis of its books of account in accordance with generally accepted accounting principles, but without any deduction for taxes based on income, or for contributions made by the Employer under the Plan or any other employee benefit plan or employee welfare plan maintained by the Employer.

     Normal Retirement Age: the age specified by the Employer in the Adoption Agreement, but in no event a date later than the 65th birthday of a Participant.

     Nonowner Partner: a person who is a partner, but not an Owner-Employee, in the partnership Employer.

     Owner-Employee: any individual who, in the event the employer is a partnership, owns more than 10% of either the capital interest or the profits interest in the business of such partnership, and, in the event the Employer is a sole proprietorship, is the proprietor.

     Participant:   any  Employee  who  is  eligible  to   participate   and  is
     participating in the Plan of the Employer.

     Permanent and Total Disability: the apparently permanent inability of a Participant to continue performance of his theretofore regular duties in a reasonably efficient manner due to physical or mental incapacity that has lasted or can be expected to last for a continuous period of not less than 12 months, as determined by the Plan Administrator.

     Plan: the profit sharing plan or money purchase pension plan established by an Employer in the form of the Plan and Trust including an Adoption Agreement.

     Plan Administrator: the individual designated by the Employer in its Adoption Agreement (and, if none is designated, then the Employer) who will be charged with the general administration of the Employer's Plan.

     Plan Trust: the trust fund held and administered under the Employer's Plan, consisting of contributions thereto and income therefrom and increments thereon.

     Plan Year: each consecutive twelve-month period ending on the date designated by the Employer in its Adoption Agreement, unless it is the first year of the Plan or there is a change in the Plan Year.

     Self-Employed Individual: an individual who has Earned Income for the taxable year from the trade or business for which the Plan is established; also, an individual who would have had Earned Income but for the fact that the trade or business had no Net Earnings for the taxable year.

     Trustee: UMB, or any successor association or corporation thereto and any successor Trustee appointed according to the Plan, which acts as Trustee of the Plan Trust.

     UMB: UMB Bank, n.a.

     Valuation Date: the last business day of the Plan Year and such other days specified by an Employer in its Adoption Agreement.

     Year of Service: (a) for purposes of determining eligibility under the Plan each consecutive twelve-month period commencing on the date of employment during which period an Employee has completed one thousand or more Hours of Service; and (b) for purposes of determining vesting under the Plan, each consecutive twelve-month period of employment with the Employer during which an Employee has completed one thousand or more Hours of Service.

                               Adoption of a Plan

An Employer may adopt a Plan and establish a Trust, subject to acceptance by UMB, by completing and duly executing an Adoption Agreement. The Employer must indicate in the Adoption Agreement whether the Plan is a new Plan or an amendment and continuation of another retirement plan. If the latter, the amendment and continuation must be permitted by the terms and conditions of such other plan, and all assets of that plan must be transferred to UMB, as Trustee of the Plan. Generally, where the predecessor plan was a qualified plan, appointment of UMB as successor Trustee will not have adverse tax consequences to the Employer or to any Participant.

The Plan provides for election by the Employer concerning the following details of participation, which may differ as between different Employers, and which are stated in the Adoption Agreement: (1) the Effective Date of the Plan; (2) the number of months of service required of Employees to be eligible for participation; (3) the vesting schedule for Employer contributions; (4) the amount to be contributed by the Employer on behalf of each Participation, which cannot exceed certain limitations, described below under "Contributions"; (5) whether the Plan is to be a Pension or Profit Sharing Plan; (6) whether participant loans, life insurance, salary deferral contributions and voluntary contributions are authorized; and (7) the allocation of Employer contributions. The Employer is free to amend the Plan to change one or more of such elections although amendments are subject to the general restrictions on amendments of the Plan by an Employer. See Amendment and Termination.

            UMB as Trustee of the Defined Contribution Plan and Trust

The Plan gives UMB, as Trustee of the Trust established thereunder, broad powers with respect to the management and disposition of Trust assets. These powers, as more fully set forth in Article II of the Plan, include the right to invest and reinvest the assets of the Trust in evidences of indebtedness, evidences of ownership, securities and other personal property and real property as the Trustee shall in its absolute discretion select; purchase life insurance and annuity contracts when directed to do so by the Plan Administrator; to maintain a portion of the assets of the Trust in cash and unproductive of income as it may deem advisable or expedient; to sell, assign, exchange, convey or otherwise transfer, lease, mortgage, encumber, improve, abandon, alter or raze any part or all of the securities or other property of the Trust upon such terms and conditions as in its sole discretion it shall deem to be in the best interest of the Trust; to exercise all the rights with respect to any certificates of stock or other securities held by it as assets of the Trust, including the right to vote all certificates of stock; to sue or defend any suit or legal proceeding by or against the Trust; to acquire and hold any securities or other property of the Trust without disclosing its fiduciary capacity; to employ attorneys, accountants and others, as it may deem advisable in the best interests of the Trust, and to pay their reasonable expenses and compensation out of the Trust; to execute and deliver, as Trustee, any and all instruments in writing necessary or proper for the effective exercise of any of the Trustee's powers; to borrow money from others and to advance its own funds to the Trust upon such terms it deems to be in the best interests of the Trust; to determine what is principal and what is income of the Trust and to allocate gains and losses between principal and income; to sell options to purchase the securities held in the Trust; and to perform any and all other acts in its judgment necessary or appropriate for the proper and advantageous management, investment and distribution of the Trust.

                               Plan Administrator

ERISA provides that administrators and trustees of certain retirement plans and trusts are subject to certain fiduciary standards in addition to any standard imposed by instruments establishing a plan or trust. In the case of a Plan under the Plan and Trust, the Plan Administrator will be the Employer for all purposes of ERISA and the Code unless another person is so designated in the Adoption Agreement. ERISA prohibits the Plan Administrators, Employers, Trustees and certain related persons from engaging in certain transactions with the assets of a retirement trust, including, generally, the sale, exchange, lease or loan of property, the furnishing of goods, services or facilities, or the transfer of assets of the trust, to or by such persons. ERISA imposes excise taxes on employers, trustees and other disqualified persons who engage in prohibited transactions with a plan. ERISA also imposes civil liabilities on trustees, administrators and other fiduciaries for violations of the Act's standards and requires the Plan Administrator to make detailed disclosures and reports regarding a plan or trust and its administration.

UMB will assist Employers and the Plan Administrators in meeting their reporting and disclosure requirements under ERISA by preparing and distributing annually to Participants after the close of the Funds' fiscal year a revised edition of the Prospectus and its accompanying financial statements, and a statement of transactions for each Participant's Account. UMB will also provide such Employers and Plan Administrators with such information regarding the Funds and the Plan as is necessary to enable such persons to meet their statutory responsibilities. However, Employers adopting the Plan should seek the advice of counsel regarding the reporting requirements and other responsibilities and duties to which they may be subject under ERISA.

                            Participation in the Plan

The Plan provides that, subject to certain limitations, each Employee will be eligible to participate in the Plan as of his Entry Date. An Employee becomes eligible to participate, if he is then employed, either on the date the Plan becomes effective, if the Employee has then satisfied the eligibility requirements of the Plan, or the first Entry Date thereafter on which the Employee meets the eligibility requirements of the Plan. If the Employee has a Break in Service before he satisfies the period of employment required by the Plan, months of service before the Break in Service will be disregarded for purposes of determining eligibility during a period of subsequent employment.

                                  Contributions

Employer Contributions. If the Employer establishes a money purchase pension plan, the Employer is required to make contributions on behalf of each Participant, in an amount equal to the percentage of the Participant's
Compensation specified in the Adoption Agreement, which may not exceed 25% of total Compensation.

If the Employer adopts a Profit Sharing Plan, contributions may be made by the Employer on behalf of any Participant in a taxable year of the Employer regardless of whether the Employer has current or accumulated earnings or profits. The Employer's contribution is determined in accordance with the Employer Contribution Formula in the Adoption Agreement executed by the Employer which may not exceed 15% of total Compensation.

An Employer may adopt more than one Plan, but under no circumstances may the total amount allocated to any one Participant exceed 25% of the Participant's Compensation from the Employer or $30,000, whichever is less.

Employee Nondeductible Voluntary Contributions. If the Employer so elects, each Participant may contribute to the Plan for his own Account, but only through his Employer up to an amount, when added to the allocation otherwise made on behalf of the participant, that does not exceed 25% of the participant's compensation or $30,000, whichever is less. Earnings on voluntary contributions are exempt from federal income tax while held in the Trust. If the Employer elects in its Adoption Agreement, voluntary contributions may be withdrawn as of the last business day of any quarter, after all adjustments required under the Plan have been made, by written notice to UMB, through the Plan Administrator. Voluntary contributions are allocated to a contributing Participant's Account as of the last day of the quarter in which they are received by UMB.

Salary Deferral Contributions. If the Employer elects, each Participant may reduce his compensation from the Employer in exchange for contribution of that amount to the Plan on behalf of the Participant. Such amounts are not included in the income of the Participant, until received as a distribution from the Plan. If the Employer elects, the Participant may be able to withdraw salary deferral contributions prior to termination of employment upon reaching age 59 1/2 or hardship.

                           Restrictions on Investments

Although UMB, as Trustee, has broad investment discretion as to how the assets of the Funds are invested, the Plan requires UMB not to invest or reinvest assets of the Funds in securities issued by any Employer which has adopted the Plan. The Plan further specifies that UMB, as Trustee, shall not engage in any transaction of the nature described and prohibited by Section 406 of ERISA including amendments and regulations pertaining thereto. See UMB as Trustee for the Plan and Trust and UMB as Trustee for the Funds.

                        Vesting of Participant's Interest

A Participant's right to contributions paid to the Trust under the Plan will become fully vested and nonforfeitable in accordance with the vesting schedule established by the Employer in the Adoption Agreement. The value of a Participant's interest in the Plan may decline due to decreases in value of the investments held in any of the Funds in which contributions made by or on behalf of the Participant are vested. See Market Risks.

                                    Benefits

Except for withdrawal of voluntary contributions or salary deferral contributions (See Contributions), the methods described under this section entitled "Benefits" are the only means by which a Participant may redeem or receive benefits from such Participant's Account.

Valuation of Participant's Account. The participation of a Participant will cease on the day when his employment by the Employer terminates. Except for Individually Directed Accounts, the aggregate value of all Accounts of a Participant will be determined as of the Valuation Date coincident with or next preceding the distribution of his benefit and shall be designated the participant's Benefit Amount. For Individually Directed Accounts, the aggregate value of all Accounts of the Participant shall be determined as of the date on which the Trustee distributed the benefits.

Retirement Benefits. A Participant's Benefit Amount will be paid in the form of a joint and survivor annuity unless one of the following methods of distributions is directed by the Plan Administrator at the Participant's request in compliance with conditions set forth in the Plan:

     (1) payment in lump-sum;

     (2) payment in one or more annual or more frequent installments.

Disability Benefits. In the event the Plan Administrator determines that a Participant has suffered Permanent and Total Disability, the Participant will be entitled to a disability benefit. The Participant's Benefit Amount will be distributed by one of the methods described above under "Retirement Benefits," as elected by the Participant, with spousal consent (as applicable).

Death Benefits-Beneficiaries. A Participant's Benefit Amount will be payable in one lump-sum unless the Beneficiary, in the Beneficiary's discretion, elects another method of distribution. If the Participant is married, the Participant's Benefit Amount will be in the form of a survivor annuity, unless another benefit form has been elected pursuant to the Plan. The Plan provides for the designation by a Participant of one or more beneficiaries, including successive or contingent beneficiaries, and for changes in the designation of beneficiaries from time to time without the consent of a prior beneficiary. The interest in the Account of a Participant given to any beneficiary ceases upon the beneficiary's death. If the Participant dies without designating a beneficiary or if the Participant has designated beneficiaries, but no beneficiary is alive to receive any amount which may become payable to the beneficiary, the interest in the Participant's Account will be paid to the Participant's surviving spouse, or if none, the Participant's children, or if none, the Participant's estate.

Termination  of  Service.  In the  event a  Participant's  employment  with  the
Employer  is  terminated  for  any  reason  other  than  retirement,   death  or
disability, the Participant's Benefit Amount shall be paid as follows:

     (1) If the Participant's Benefit Amount does not exceed $5,000, such Participant's Benefit amount shall be paid in full in a lump-sum within sixty days following the close of the Plan Year during which a termination of service occurred;

     (2) If the Participant's Benefit Amount does exceed $5,000, it shall be distributed by one of the methods described above under "Retirement Benefits," as elected by the Participant, with spousal consent (as applicable).

Special Rule. Regardless of all information stated above in this section entitled "Benefits," the distribution of the Participant's Benefit Amount to any Participant generally must be commenced upon the Participant attaining the age of 70 1/2 years unless the Participant remains employed, and may be available upon reaching the later of age 59 1/2 or Normal Retirement Age under the Plan.

Assignment of Benefits. The interest of a Participant in a Trust and the right of any person to receive any payment of benefit provided under the Plan cannot be subject to assignment or in any manner by transferable or encumberable, either by voluntary or involuntary actions of a Participant or other person, except for purposes of a Qualified Domestic Relations Order.

                            Amendment and Termination

Adoption of the Plan is completely voluntary on the part of the Employer, and the Employer has the right at any time to amend the Plan, to change the person designated as the Plan Administrator and to change the elections made in the Adoption Agreement. See Adoption of a Plan. The Employer may also amend the Plan in other respects and continue the Plan as amended with another trustee or custodian. In such event, UMB, as Trustee, will transfer all assets held under the Plan to such other trustee or custodian.

Subject to notice requirements that may be imposed by law, UMB has the right to amend the Plan and Trust and, concurrently each retirement plan and trust established in the form of the Plan and Trust shall be automatically amended. However, no such amendment shall become effective until a written copy of the amendment is received by the Employer. Receipt of a written copy of an amendment by an Employer is the only notice necessary prior to the amendment becoming effective.

No amendment to the Plan, as described above, may be made (except as may be required for the qualification of the Plan and the tax-exempt status of the Trust under the Code) which will (1) give the Employer an interest in, or ownership or control of, any part of the Trust or the assets thereof, (2) make possible the diversion of any part of a Trust for any purpose other than the exclusive benefit of Participant in such Trust, (3) operate to deprive any Participant of benefits previously vested in him or (4) change the rights, duties or responsibilities of the Trustee without the consent of the Trustee.

The Plan will terminate on the date (1) the Plan is terminated by the Employer, if the Employer gives written notice of the termination to the Trustee, (2) the Employer is judicially declared bankrupt or a general assignment is made by the Employer for the benefit of creditors or (3) the Employer loses its identity by dissolution, merger, consolidation or reorganization unless within thirty days thereafter provision in writing consented to by the Trustee is made by the successor to the Employer to continue the Plan and Trust. The Plan will also terminate on the resignation or removal of the Trustee when no successor Trustee has been appointed and accepted the appointment within sixty days after the effective date of the resignation or removal.

If the Plan is terminated, the Trustee will pay all taxes and expenses thereunder, will pay unpaid installments of any benefit payable in installments in a lump-sum in full, will assign and deliver to participant's life insurance contracts which have been purchased on their lives and will then distribute the remaining assets of the Trust, or the proceeds thereof in the event of liquidation, to the Participants in the Plan in such proportion as the aggregate value of each Participant's account or accounts bears to the total value of all accounts then outstanding. Participants maintaining Individually Directed
Accounts will be entitled to a distribution of the full value of such Individually Directed Account minus the participant's pro rata share of taxes and expenses.

                  Resignation, Removal and Succession of Trustee

The Trustee may resign at any time by giving sixty days advance written notice to the Employer. The Employer may remove the Trustee by giving sixty days advance written notice to the Trustee. In the event of the removal of the Trustee, the Employer will appoint a successor trustee in writing and the successor trustee will accept the trusteeship of the Trust in writing.

                            Taxes, Expenses and Fees

The Plan provides that the following will constitute charges under the Trust and will be paid by the Trustee out of the assets of the Trust unless otherwise paid by the Employer: (1) all taxes imposed upon the Trust, the Trustee in its capacity as Trustee, or upon the assets or income of the Trust; (2) all expenses incurred by the Trustee in the performance of its duties including attorneys' fees, accountants' fees and other expenses incurred in connection with the Trust; and (3) fees and other compensation of the Trustee for its services hereunder in amounts agreed upon from time to time by the Employer and the Trustee. Within sixty days after the close of each Plan Year, the Trustee will render to the Employer and the Plan Administrator a written accounting of all charges made upon the Trust during the preceding year.

No taxes are currently imposed upon the Trust, the Trustee in its capacity as Trustee, or upon the assets or income of the Trust. Although the Trustee does not anticipate any taxes being imposed upon the Trust, the assets or income of the Trust or upon itself as Trustee, the Trustee cannot make any assurances that taxes will not be so imposed in the future.

No specific expenses to be imposed as charges under the Trust are currently anticipated except expenses in connection with providing Plan Participants with annual revised editions of this Prospectus including accompanying financial statements. Although UMB has paid all expenses in connection with preparation of the original Prospectus and the accompanying registration procedure, expenses incurred in connection with annually revised editions of the Prospectus may be allocated pro rata among the Participants' Accounts and the Trust.

Certain fees are charged in accordance with a schedule which is published from time to time by UMB. The schedule is available upon request and is subject to periodic change.

All fees are subject to change. In the event the Trustee changes any of the fees, written notice of the effective date of any change is given to the Employer prior to the effective date of the change. Notice of fee changes is not given directly to each Participant.

The annual fees and specific charges are intended to cover the normal expenses incurred by UMB with respect to management and administration of particular Trust's or Participants' accounts. The Plan permits UMB to charge extraordinary expenses, such as fees of attorneys and accountants, and all taxes properly chargeable to the Trust or Participants' accounts, to the assets of the Trust or such Participants' accounts. Where appropriate, expenses and taxes will be allocated among the Trust's and Participants' accounts with respect to which the expenses and taxes were incurred.

                                   Litigation

UMB is engaged in litigation of various kinds which in its judgment is not of material importance in relation to its total assets. None of the litigation now in progress relates to the Plan and Trust or the Fund.

                       Limitation of Liability of Trustee

The Plan provides that the Trustee shall not be liable for action upon any notice, direction, certificate, or other paper or document believed by the Trustee to be genuine and to have been executed by a Participant, the Plan Administrator or the Employer, or by a duly authorized person representing the Employer. The Trustee has no duty to investigate the financial condition of any legal reserve life insurance company licensed to do business in the state of Missouri before purchasing any insurance policy or annuity contract.

                       Federal Income Tax Consequences Of
                     UMB Defined Contribution Plan and Trust

A principal motive for the establishment of a retirement plan and trust is the favorable tax consequence which may be obtained thereby. UMB has received a favorable opinion from the Internal Revenue Service for the Plan and Trust, as amended, identified by IRS Serial Nos. D345327a, D245328a, D345329a, D245330a, D245331a, and D245332a. A Plan duly adopted by an Employer in the form of the Plan and Trust will be in a form so as to be eligible to qualify under Section 401 of the Code so long as the Employer observes the provisions and eligibility requirements thereof.

The following is a brief and necessarily incomplete description of the more important tax consequences of the Plan and Trust:

     (1) An Employer in computing its adjusted gross income for federal income tax purposes may deduct the full amount of its contributions to the Plan, within the contribution limits of the Plan and the Internal Revenue Code, on behalf of Participants who are common-law Employees, and such contributions will not be includable in the gross income of such Employees. Contributions on behalf of Participants who are self-employed persons will be includable in gross income, but a Participant, in computing adjusted gross income, may deduct the Employees contribution to the Plan on his behalf up to the lesser of $30,000 or the amount determined by applying the percentage contribution limitations prescribed in the Plan and the Internal Revenue Code. Generally, benefit payments from the assets of the Trust are subject to income taxation at the date of distribution. However, benefit payments representing amounts contributed by a Participant as a Nondeductible Voluntary Contribution on his own behalf, or Employer contributions previously taxed to him, are not taxable income.

     (2) The income earned by a Trust prior to distribution from the Trust is exempt from income tax. Unrelated business income of a Trust, if any, would be subject to tax. UMB does not intend to make an investment which would cause a Trust to incur any unrelated business income tax.

     (3) The transfer by a Participant of all or a portion of his Account from one Fund to another Fund or to another available investment medium should not subject a Participant to federal income tax.

     (4) Lump-sum distributions under the Plan are includable in gross income of the recipient as ordinary income unless made on account of the participant's (i) death or (ii) separation from service in the case of a common-law employee, (iii) after the participant's attainment of age 59 1/2, or (iv) disability in the case of a self-employed person. In such cases, if the Participant was born before January 1, 1936, the portion of the lump-sum distribution deemed attributable to participation in the Plan prior to 1974 may be entitled to long-term capital gain treatment. The balance of a lump-sum distribution made on account of the above circumstances is taxable as ordinary income, but may be eligible at the election of the recipient for a special income averaging treatment known as "Five-Year Averaging" (or "Ten-Year Averaging" in the case of a Participant born before January 1, 1936) in the case of the participant's death or if the Participant participated in the Plan for at least five taxable years prior to the year of distribution. Eligibility for and the computation of the tax under the Five-Year or Ten-Year Averaging treatment is complex but, if applicable, may result in a lower tax. A recipient of a lump-sum distribution should consult with a tax advisor with reference to making an election and computation of the tax.

     (5) Generally, distributions under the Plan (other than certain periodic distributions, distributions required to be made after a Participant reaches age 70 1/2, distributions to correct violations of the nondiscrimination rules of the Code, hardship distributions and certain deemed distributions) may be transferred without current income tax liability to an Individual Retirement Account (IRA) or another qualified retirement plan. A 20% withholding tax will apply to any eligible rollover distribution unless the Trustee transfers such distribution directly to an IRA or another qualified retirement plan. If the Trustee distributes the eligible rollover distribution to the recipient, the Trustee must withhold 20% of the distribution, but the distribution will still qualify for current income tax deferral if the recipient transfers the entire amount of the distribution plus the amount withheld to an IRA or another qualified retirement plan within 60 days after receipt. The recipient must then claim the amount withheld as a credit on the recipient's federal income tax return.

     (6) Distributions of benefits an installment payments are generally subject to income tax under the rules applying to annuities. The Participant has as cost basis an amount equal to the total amount of his Nondeductible Voluntary Contributions. The cost is spread over the period during which distributions are to be made, and payments received annually in excess of the allowable cost are taxed as ordinary income.

     (7) Distributions received by a Participant prior to age 59 1/2 or death or disability may be subject to an excise tax of 10% of the amount of the distribution included in income.

                             Other Tax Consequences

                                  Penalty Taxes

Excise taxes levied as a penalty under ERISA include a 5% cumulative excise tax which is levied against the Employer on any required contributions which the Employer failed to make where the Employer has adopted a pension plan. Unless the default is cured within ninety days of the mailing of a deficiency notice, a further penalty of 100% of the deficiency will be assessed.

                             State Tax Consequences

State tax consequences vary and may result in different tax treatment for contributions and benefits from that which would result under federal law.

                                     Reports

Within sixty days after the close of each Plan Year the Trustee shall send to the Employer and to the Plan Administrator a written accounting of its administration of the Trust for such Plan year.

                                  Legal Matters

The legality of the Units offered hereby will be passed upon for UMB by Shook, Hardy & Bacon L.L.P., 1010 Grand Boulevard, 5th Floor, P.O. Box 15607, Kansas City, Missouri 64106. UMB or its affiliates may grant loans to partners and employees of Shook, Hardy & Bacon L.L.P. and their immediate family members in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those rates prevailing at the time for comparable transactions with other persons which, in the opinion of UMB's management, did not involve more than the normal risk of collectibility or present other unfavorable features.

                             Additional Information

UMB, as Trustee, has filed with the Securities Exchange Commission (the "SEC") a Registration Statement on Form S-1 (together with any amendments thereto, the "Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the Units of Participation in the Funds. This Prospectus does not contain all the information set forth in the Registration Statement and the exhibits thereto, certain portions of which have been omitted as permitted by the rules and regulations of the SEC. This material can be inspected and copied at the public reference facilities maintained by the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's Regional Offices in Chicago (Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511) and in New York (7 World Trade Center, Suite 1300, New York, New York 10048) and copies of such material can be obtained by mail from the Public Reference Section of the SEC, Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates. For further information, reference is made to the Registration Statement and the exhibits filed therewith. Statements contained in this Prospectus relating to the contents of any documents referred to herein are not necessarily complete, and in each instance reference is made to the copy of such document filed as an exhibit to the Registration Statement, such statement being qualified in all respects by such reference.

The Funds and UMB Financial Corporation, the parent of UMB, are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith, file reports and other information with the SEC. This material can be inspected and copied at the public reference facilities maintained by the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's Regional Offices in Chicago (Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511) and in New York (7-World Trade Center, Suite 1300, New York, New York 10048) and copies of such material can be obtained by mail from the Public Reference Section of the SEC, Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address is HTTP://www.sec.gov. UMB Financial Corporation common stock is quoted on the NASDAQ-National Market System and reports and other information concerning UMB Financial Corporation are filed therewith.

                       Recommendation to Consult Advisors

UMB recommends that each Employer consult with its attorneys, accountants and other appropriate professional advisors regarding the advisability of adopting the Plan and Trust, keeping in mind the legal, tax and financial results to be anticipated. UMB is unable to and does not undertake to render advice concerning such matters.



           ( The remainder of this page is intentionally left blank )

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                           Page

Report of Independent
Accountants.................................................................F-2

Fund for Pooling Equity Investments of Employee Trusts
------------------------------------------------------

Statements of Assets and Liabilities as of October 31, 1998 and 1999........F-3

Statements of Investments Held as of October 31, 1998 and 1999..............F-4

Statements of Operations for the years ended October 31, 1997,
1998 and 1999..............................................................F-16

Statements of Participants' Interest for the years ended
October 31, 1997, 1998 and 1999............................................F-17

Fund for Pooling Debt Investments of Employee Trusts
-----------------------------------------------------

Statements of Assets and Liabilities as of
October 31, 1998 and 1999..................................................F-18

Statements of Investments Held as of
October 31, 1998 and 1999..................................................F-19

Statements of Operations for the years ended
October 31, 1997, 1998 and 1999............................................F-30

Statements of Participants' Interest for the years ended
October 31, 1997, 1998 and 1999............................................F-31

Pooled Income Fund for Employee Trusts
--------------------------------------

Statements of Assets and Liabilities as of
October 31, 1998 and 1999..................................................F-32

Statements of Investments Held as of
October 31, 1998 and 1999..................................................F-33

Statements of Operations for the years ended
October 31 1997, 1998 and 1999.............................................F-35

Statements of Participants' Interest for the years ended
October 31, 1997, 1998 and 1999............................................F-36

Notes to Financial Statements..............................................F-37



            (The remainder of this page is intentionally left blank)

                         Independent Accountants' Report
                         -------------------------------



Board of Directors
UMB Bank, n.a.
Kansas City, Missouri

We have audited the accompanying statements of assets and liabilities of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. (the Funds), including the statements of investments held, as of October 31, 1999 and 1998, and the related statements of operations and participants' interest for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Funds' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. as of October 31, 1999 and 1998, and the results of its operations and the changes in its participants' interest for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.



Very truly yours,
/s/ Baird, Kutz and Dobson

Kansas City, Missouri
November 12, 1999



                                 UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                      STATEMENTS OF ASSETS AND LIABILITIES

                            OCTOBER 31, 1999 AND 1998


                                          1999                                   1998
                            -------------------------------------------------------------------

                                 Cost              Market            Cost             Market
                            --------------------------------------------------------------------
ASSETS
Investments:
Common stocks                  $95,854,601      $109,298,164     $109,744,617     $121,395,246
Commercial paper                24,203,751        24,203,751       59,278,825       59,278,825
Short-term money market fund     4,003,642         4,003,642        3,476,722        3,476,722
                            --------------------------------------------------------------------

                               124,061,994       137,505,557     $172,500,164      184,150,793
                            ==================                 ===============

Interest and dividends receivable                    207,862                           312,326
Receivable for securities                          9,718,972                         2,074,761
sold
                                                ------------                   ---------------
                                                 147,432,391                       186,537,880

LIABILITIES
Audit fee payable                                      7,426                             9,190
                                                -------------                    -------------

PARTICIPANTS INTEREST,
Equivalent to $106.86 per unit on
1,379,603 units outstanding in
1999 and $95.73 per unit on
1,948,510 units outstanding in 1998             $147,424,965                      $186,528,690
                                                ============                     =============



See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

COMMON STOCKS - 79.5%

CONSUMER NONDURABLES - 13.1%

FOOD:
ARCHER DANIELS MIDLAND CO.            160,444        $ 1,972,325  $ 1,965,439
BOB EVANS FARMS INC.                   79,000          1,389,875    1,086,250
MCDONALDS CORP.                        40,000          1,714,592    1,650,000
                                                   ---------------------------
   TOTAL FOOD                                          5,076,792    4,701,689
                                                   ---------------------------
HEALTHCARE:
BARD C R INC.                          54,000          2,154,298    2,912,652
BAXTER INTERNATIONAL INC.              12,000            117,870      780,000
BRISTOL MYERS SQUIBB CO.               35,000          2,412,770    2,688,455
COVANCE INC.                          130,000          2,234,002    1,259,440
                                                   ---------------------------
   TOTAL HEALTHCARE                                    6,918,940    7,640,547
                                                   ---------------------------

COSMETICS & TOILETRIES:
KIMBERLY-CLARK CORP                    45,000          2,459,128    2,835,000
                                                    ---------------------------

PHOTOGRAPHY:
EASTMAN KODAK COMPANY                  41,400          2,384,418    2,854,033
                                                    ---------------------------

  TOTAL CONSUMER NONDURABLES                          16,839,278   18,031,269
                                                    ---------------------------

SERVICES - 8.6%
MEDIA:
DUN & BRADSTREET                       47,000            787,495    1,380,625
KNIGHT RIDDER INC                      20,000          1,093,932    1,270,000
                                                    ---------------------------
   TOTAL MEDIA                                         1,881,427    2,650,625
                                                    ---------------------------

RETAIL:
AMERICAN GREETINGS CORP.               37,800            981,120      978,075
DILLARDS INC.                          79,000          2,250,235    1,491,125
DONNELLEY R R & SONS CO.               31,000            944,043      751,750
J.C. PENNEY COMPANY                    66,000         $3,015,648   $1,674,750
THE LIMITED INC.                       42,000            704,916    1,722,000
                                                    ---------------------------
   TOTAL RETAIL                                        7,895,962    6,617,700
                                                    ---------------------------

See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
TEXTILE AND APPAREL:
BASSETT FURNITURE INDUSTRY             63,500          1,362,100    1,143,000
STRIDE RITE CORP.                     200,000          2,226,351    1,312,600
TOO, INC.                               6,000             41,211       96,000
                                                    ---------------------------
   TOTAL TEXTILE AND APPAREL                           3,629,662    2,551,600
                                                    ---------------------------
   TOTAL SERVICES                                     13,407,051   11,819,925
                                                    ---------------------------

CONSUMER DURABLES - 2.1%

AUTOMOTIVE:
GENUINE PARTS CO.                     108,900          1,745,240    2,838,261
                                                    ---------------------------

CAPITAL GOODS - 18.5%

ELECTRICAL & NETWORKING EQUIPMENT:
CISCO SYSTEMS INC.                     18,000            389,625    1,332,000
                                                    ---------------------------
ELECTRONICS:
ELECTRONIC DATA SYSTEMS  CORP.         73,000          2,704,403    4,270,500
MOLEX INC.                             60,000          2,257,257    2,190,000
SENSORMATIC ELECTRONICS CORP.         200,000          3,104,236    3,025,000
                                                    ---------------------------
   TOTAL ELECTRONICS                                   8,065,896    9,485,500
                                                    ---------------------------
MACHINERY & EQUIPMENT:
COMPAQ COMPUTER CORP                   40,000            974,500      765,000
COOPER INDUSTRIES INC.                 13,000            477,074      559,819
HARRIS CORPORATION                     82,000          2,552,468    1,839,916
HEWLETT PACKARD CO                     10,000          1,098,725      740,625
SNAP ON INC.                           53,000          1,158,170    1,609,875
                                                    ---------------------------
   TOTAL MACHINERY & EQUIPMENT                         6,260,937    5,515,235
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
OFFICE EQUIPMENT:
INTERNATIONAL BUSINESS MACHINES        18,000         $2,223,695   $1,770,750
NOVELL INC.                           104,000            837,968    2,086,552
                                                    ---------------------------
   TOTAL OFFICE EQUIPMENT                              3,061,663    3,857,302
                                                    ---------------------------
MISCELLANEOUS:
CROWN CORK & SEAL CO., INC.           108,400          3,070,446    2,594,879
GRAINGER, W. W., INC.                  61,000          2,101,253    2,584,875
                                                    ---------------------------
   TOTAL MISCELLANEOUS                                 5,171,699    5,179,754
                                                    ---------------------------

TOTAL CAPITAL GOODS                                   22,949,820   25,369,791
                                                    ---------------------------

BASIC MATERIALS - 22.9%

CHEMICALS:
ENGELHARD CORP.                       197,000          4,201,456    3,472,125
HERCULES INC.                          40,000          1,246,033      962,520
MALLINCKRODT INC.                     127,700          3,631,876    4,333,883
                                                    ---------------------------
   TOTAL CHEMICALS                                     9,079,365    8,768,528
                                                    ---------------------------
METAL AND MINING:
BRUSH WELLMAN INC.                     56,700            719,250      751,275
PHELPS DODGE CORP.                     28,296                  -    1,595,178
KENNAMETAL INC.                        80,000          1,505,637    2,300,000
MINNESOTA MINING & MANUFACTURING       24,000          1,702,597    2,281,512
WORTHINGTON INDUSTRIES                245,300          3,251,569    4,078,113
                                                    ---------------------------
   TOTAL METAL AND MINING                              7,179,053   11,006,078
                                                    ---------------------------
PAPER AND FORESTRY PRODUCTS:
INTERNATIONAL PAPER CO.                14,852            366,850      781,587
WEYERHAEUSER CO.                       26,000            475,292    1,551,888
                                                    ---------------------------
   TOTAL PAPER AND FORESTRY PRODUCTS                     842,142    2,333,475

                                                   ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

PETROLEUM:
HALLIBURTON CO.                        39,000           $663,984   $1,469,832
KERR MCGEE CORP.                       31,000          1,174,960    1,666,250
PHILLIPS PETROLEUM CO.                 39,000          1,598,953    1,813,500
SCHLUMBERGER LIMITED                   13,000            527,280      787,319
USX MARATHON GROUP                    124,000          2,431,762    3,611,500
                                                    ---------------------------
   TOTAL PETROLEUM                                     6,396,939    9,348,401
                                                    ---------------------------
TOTAL BASIC MATERIALS                                 23,497,499   31,456,482
                                                    ---------------------------

TRANSPORTATION - 0.6%

RAILROADS:
UNION PACIFIC CORP.                    16,000            240,340      892,000
                                                    ---------------------------

MULTIBUSINESS - 0.8%

TRW INC.                               26,000            829,465    1,114,750
                                                    ---------------------------

UTILITIES - 7.6%

COMMUNICATION:
BELL SOUTH CORPORATION                 50,000          2,219,645    2,250,000
COMSAT CORP.                           11,774            179,020      220,033
MOTOROLA INC.                           9,000            504,450      875,817
SBC COMMUNICATIONS INC.                44,000          2,252,466    2,332,000
                                                    ---------------------------
   TOTAL COMMUNICATION                                 5,155,581    5,677,850
                                                    ---------------------------
ELECTRIC:
AMEREN CORPORATION                     34,000          1,157,312    1,285,642
ENTERGY CORP.                          76,000          1,788,000    2,275,288
TEXAS UTILITIES CO.                    33,000          1,045,973    1,278,750
                                                    ---------------------------
   TOTAL ELECTRIC                                      3,991,285    4,839,680
                                                    ---------------------------
TOTAL UTILITIES                                        9,146,866   10,517,530
                                                    ---------------------------

See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
FINANCE - 5.3%

FINANCIAL:
CHUBB CORP.                            55,200         $3,293,037   $3,036,000
FIRSTMERIT CORP.                       62,000          1,658,750    1,639,156
LINCOLN NATIONAL CORP.-INDIANA         56,000          2,247,255    2,583,000
                                                    ---------------------------
   TOTAL FINANCIAL                                     7,199,042    7,258,156
                                                    ---------------------------
TOTAL COMMON STOCKS                                   95,854,601  109,298,164
                                                    ---------------------------

COMMERCIAL PAPER - 17.6%

AMERICAN TELEPHONE & TELEGRAPH
  CO., DUE 11/12/99                 2,000,000          1,991,217    1,991,217
AMERICAN TELEPHONE & TELEGRAPH
   CO., DUE 11/22/99                1,000,000            993,413      993,413
ARCO BRITISH LTD., DUE
   11/29/99                         2,000,000          1,990,265    1,990,265
BECTON DICKINSON & CO.,
   DUE 11/5/99                      2,000,000          1,982,793    1,982,793
BELLSOUTH TELECOMMUNICATIONS,
   DUE 2/16/00                        500,000            490,494      490,494
CHEVRON USA, INC.,
   DUE 11/16/99                     2,000,000          1,985,947    1,985,947
COCA COLA CO., DUE 11/9/99          2,000,000          1,986,583    1,986,583
COCA COLA CO., DUE 11/10/99         1,175,000          1,170,021    1,170,021
COCA COLA CO., DUE 11/19/99         2,000,000          1,982,693    1,982,693
COCA COLA CO., DUE 12/3/99          2,150,000          2,136,152    2,136,152
COCA COLA CO., DUE 12/7/99          1,500,000          1,489,918    1,489,918
COCA COLA CO., DUE 12/10/99         1,500,000          1,490,156    1,490,156
DU PONT E.I. DE NEMOURS & CO,
   DUE 2/23/00                      1,000,000            980,762      980,762
GENERAL MILLS INC.,
   DUE 11/4/99                        550,000            547,741      547,741
SHELL FINANCE PLC,
   DUE 11/12/99                     1,000,000            997,939      997,939
WAL-MART STORES INC.,
   DUE 11/9/99                      2,000,000          1,987,657    1,987,657
                                                    ---------------------------
TOTAL COMMERCIAL PAPER                                24,203,751   24,203,751
                                                    ---------------------------

See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------


SHORT-TERM MONEY MARKET FUND - 2.9%

SHORT-TERM MONEY MARKET
 FUND OF UMB BANK, n.a.             4,003,642         $4,003,642   $4,003,642
                                                    ---------------------------

TOTAL INVESTMENTS HELD                              $124,061,994  $37,505,557
                                                    ===========================


See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

COMMON STOCKS - 65.9%

CONSUMER NONDURABLES -
9.2%
BEVERAGES:
ANHEUSER BUSCH COMPANIES
 INC.                                  46,000         $1,020,361   $2,737,000
                                                    ---------------------------

FOOD:
ARCHER DANIELS MIDLAND CO.            187,223          1,888,565    3,124,377
BOB EVANS FARMS INC.                   84,000          1,485,125    1,653,792
BRINKER INTERNATIONAL                  31,000            512,800      755,625
                                                    ---------------------------
   TOTAL FOOD                                          3,886,490    5,533,794
                                                    ---------------------------

HEALTHCARE:
BARD C R INC.                          75,000          1,851,069    3,201,600
BAXTER INTERNATIONAL INC.              12,000            117,870      719,256
                                                    ---------------------------
   TOTAL HEALTHCARE                                    1,968,939    3,920,856
                                                    ---------------------------
HOUSEHOLD PRODUCTS:
RUBBERMAID INC.                        47,000          1,297,239    1,559,836
                                                    ---------------------------

PHOTOGRAPHY:
EASTMAN KODAK COMPANY                  41,400          2,384,418    3,208,500
                                                    ---------------------------

TOTAL CONSUMER NONDURABLES                            10,557,447   16,959,986
                                                    ---------------------------

SERVICES - 8.9%
MEDIA:
DUN & BRADSTREET                       47,000            787,495    1,333,625
                                                    ---------------------------

CONSULTING:
COTELLIGENT GROUP INC.                 19,000            424,250      358,625
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
RETAIL:
AMERICAN GREETINGS CORP.               37,800            981,120    1,516,725
ASCENT ENTERTAINMENT                   44,871            270,090      305,706
DILLARDS INC.                          44,000          1,148,150    1,366,772
DONNELLEY R R & SONS CO.               62,000          1,888,086    2,673,750
THE LIMITED INC.                       64,724          1,231,866    1,658,553
TOYS 'R' US INC.                      125,000          3,046,086    2,445,375
                                                    ---------------------------
   TOTAL RETAIL                                        8,565,398    9,966,881
                                                    ---------------------------

TEXTILE AND APPAREL:
BASSETT FURNITURE INDUSTRY            106,000          2,422,192    2,411,500
BROWN GROUP INC.                       84,600          2,365,705    1,348,355
STRIDE RITE CORP.                     110,000          1,503,651    1,003,750
                                                    ---------------------------
   TOTAL TEXTILE AND APPAREL                           6,291,548    4,763,605
                                                    ---------------------------
TOTAL SERVICES                                        16,068,691   16,422,736
                                                    ---------------------------

CONSUMER DURABLES - 3.0%

AUTOMOTIVE:
GENUINE PARTS CO.                     108,900          1,745,240    3,430,350
SUPERIOR INDUSTRIES                    82,700          2,080,448    2,165,748
                                                    ---------------------------
   TOTAL AUTOMOTIVE                                    3,825,688    5,596,098
                                                    ---------------------------
TOTAL CONSUMER DURABLES                                3,825,688    5,596,098
                                                    ---------------------------

CAPITAL GOODS - 16.3%

ELECTRICAL & NETWORKING
EQUIPMENT:
CISCO SYSTEMS INC.                      9,000            389,625      567,000
                                                    ---------------------------

ELECTRONICS:
AMP INC.                               81,992          3,094,987    3,366,838
ELECTRONIC DATA SYSTEMS                90,000          3,337,101    3,661,920
DIEBOLD INC.                           70,000          1,543,087    2,187,500
SENSORMATIC ELECTRONICS               314,600          5,086,816    1,769,625
                                                    ---------------------------
   TOTAL ELECTRONICS                                  13,061,991   10,985,883
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

MACHINERY & EQUIPMENT:
BRIGGS & STRATTON CORP.                33,000          1,456,484    1,551,000
COOPER INDUSTRIES INC.                 13,000            477,074      573,625
SNAP ON INC.                           53,000          1,158,170    1,878,214
                                                    --------------------------
   TOTAL MACHINERY &  EQUIPMENT                        3,091,728    4,002,839
                                                    ---------------------------


OFFICE EQUIPMENT:
IBM CORP.                               5,000             35,562      742,500
NOVELL INC.                           310,000          3,526,165    4,611,250
                                                    ---------------------------
   TOTAL OFFICE EQUIPMENT                              3,561,727    5,353,750
                                                    ---------------------------

MISCELLANEOUS:
BROWNING FERRIS INDUSTRIES             20,000            516,300      708,760
CALGON CARBON CORP.                   321,400          4,159,729    2,270,048
CROWN CORK & SEAL CO.,INC.             59,700          1,551,622    1,902,938
GLOBAL IND. TECH.                     317,800          3,340,027    2,761,046
GRAINGER W W INC.                      31,000            831,180    1,427,953
                                                    ---------------------------
   TOTAL MISCELLANEOUS                                10,398,858    9,070,745
                                                    ---------------------------
TOTAL CAPITAL GOODS                                   30,503,929   29,980,217
                                                    ---------------------------

BASIC MATERIALS - 20.9%

CHEMICALS:
EASTMAN CHEMICAL CO.                   14,900            857,429      875,375
ENGELHARD CORP.                       197,000          4,201,456    4,137,000
HERCULES INC.                          47,000          2,134,383    1,565,711
MALLINCKRODT INC.                      91,100          2,678,446    2,596,350
NALCO CHEMICAL CO.                     80,000          1,698,734    2,475,040
                                                    ---------------------------
   TOTAL CHEMICALS                                    11,570,448   11,649,476
                                                    ---------------------------

METAL AND MINING:
BRUSH WELLMAN INC.                     59,000            754,727    1,003,000
CYPRUS AMAX MINERALS COMPANY          235,500          5,241,105    2,929,149
KENNAMETAL INC.                        82,100          1,888,148    1,703,575
NEWMONT MINING CORP.                  110,000          2,661,307    2,337,500
WORTHINGTON INDUSTRIES                161,000          2,230,000    2,183,643
                                                    ---------------------------
   TOTAL METAL AND MINING                             12,775,287   10,156,867
                                                    ---------------------------

PAPER AND FORESTRY PRODUCTS:
UNION CAMP CORP.                       82,000          3,604,953    3,526,000
WEYERHAEUSER CO.                       61,700          1,786,408    2,888,362
                                                    ---------------------------
   TOTAL PAPER AND FORESTRY PRODUCTS                   5,391,361    6,414,362
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
PETROLEUM:
AMOCO CORP.                            26,000            932,930    1,462,500
ATLANTIC RICHFIELD CO.                 21,000          1,556,010    1,446,375
BAKER HUGHES INC.                     110,000          2,239,267    2,426,930
HALLIBURTON CO.                        45,000            783,534    1,620,000
KERR MCGEE CORP.                       41,000          1,656,243    1,634,875
USX MARATHON GROUP                     51,000            860,009    1,667,088
                                                    ---------------------------
   TOTAL PETROLEUM                                     8,027,993   10,257,768
                                                    ---------------------------
TOTAL BASIC MATERIALS                                 37,765,089   38,478,473
                                                    ---------------------------

TRANSPORTATION - 8%

RAILROADS:
UNION PACIFIC CORP.                    16,000            240,340      762,000
UNION PACIFIC RESOURCES                21,511            245,260      279,643
                                                    ---------------------------
   TOTAL RAILROADS                                       485,600    1,041,643
                                                    ---------------------------

TRUCKING:
ROADWAY EXPRESS INC.                   37,000            563,687      511,081
                                                    ---------------------------

TOTAL TRANSPORTATION                                   1,049,287    1,552,724
                                                    ---------------------------

MULTIBUSINESS - .8%

TRW INC.                               26,000            829,465    1,480,388
                                                    ---------------------------

UTILITIES - 6.0%

COMMUNICATION:
AT&T CORPORATION                       12,900            434,407      806,250
COMSAT CORP.                           26,100            402,123    1,029,332
MOTOROLA INC.                          64,700          3,752,738    3,364,400
                                                    ---------------------------
   TOTAL COMMUNICATION                                 4,589,268    5,199,982
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
ELECTRIC:
AMEREN CORPORATION                     34,000          1,157,312    1,357,892
DOMINION RESOURCES, INC. VA            16,000            564,468      738,000
ENTERGY CORP.                          76,000          1,788,000    2,185,000
TEXAS UTILITIES CO.                    33,000          1,045,973    1,443,750
                                                    ---------------------------
   TOTAL ELECTRIC                                      4,555,753    5,724,642
                                                    ---------------------------
TOTAL UTILITIES                                        9,145,021   10,924,624
                                                    ---------------------------
TOTAL COMMON STOCKS                                  109,744,617  121,395,246
                                                    ---------------------------

COMMERCIAL PAPER - 32.2%

AMGEN INC., DUE 11/3/98             2,015,000          2,006,694    2,006,694
AMOCO CO., DUE 11/10/98             2,000,000          1,987,697    1,987,697
BECTON DICKENSON, DUE 12/7/98       2,025,000          2,013,705    2,013,705
CHEVRON USA INC., DUE 11/4/98       2,000,000          1,996,111    1,996,111
CHEVRON USA INC., DUE 11/9/98       2,500,000          2,494,015    2,494,015
CHEVRON USA INC., DUE 12/8/98       2,500,000          2,483,844    2,483,844
COCA-COLA COMPANY, DUE 11/20/98     2,500,000          2,484,979    2,484,979
DEERE AND COMPANY, DUE 11/25/98     2,500,000          2,489,769    2,489,769
DEERE AND COMPANY, DUE 12/4/98        575,000            571,442      571,442
DONNELLY R R & SONS CO.,
  DUE 11/17/98                      1,500,000          1,495,775    1,495,775
DUPONT (E.I.) DE NEMOURS &
  CO., INC., DUE 11/3/98              500,000            496,537      496,537
DUPONT (E.I.) DE NEMOURS &
  CO., INC., DUE 11/4/98            2,000,000          1,986,776    1,986,776
DUPONT (E.I.) DE NEMOURS &
  CO., INC., DUE 12/11/98           2,500,000          2,484,313    2,484,313
DUKE POWER COMPANY, DUE 11/20/98    2,000,000          1,991,667    1,991,667
EASTMAN KODAK CO., DUE 11/20/98     2,000,000          1,987,191    1,987,191
GENERAL MILLS, INC., DUE 11/13/98   1,500,000          1,490,900    1,490,900

See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
INTERNATIONAL BUSINESS
  MACHINES, DUE 11/13/98            1,500,000          1,493,450    1,493,450
KIMBERLY-CLARK CORP., DUE 11/10/98  2,500,000          2,477,500    2,477,500
MARSH & MCCLENNON COS, INC.,
  DUE 11/2/98                       1,500,000          1,493,245    1,493,245
MONSANTO CORP., DUE 12/01/98        1,500,000          1,490,225    1,490,225
MOTOROLA, INC.,  DUE 11/10/98       2,500,000          2,465,750    2,465,750
MOTOROLA, INC.,  DUE 11/19/98       1,500,000          1,488,993    1,488,993
PENNY, (J.C.)FUNDING CORP.,
  DUE 11/24/98                      1,000,000            993,998      993,998
PENNY, (J.C.) FUNDING CORP.,
  DUE 11/6/98                       4,000,000          3,973,555    3,973,555
PROGRESS CAPITAL HOLDINGS, INC.,
  DUE 11/10/98                      2,500,000          2,488,333    2,488,333
PROGRESS CAPITAL HOLDINGS, INC.,
  DUE 11/2/98                       1,500,000          1,496,373    1,496,373
TEXACO INC., DUE 11/25/98           2,500,000          2,484,472    2,484,472
TEXACO INC., DUE 12/4/98              500,000            496,944      496,944
TOYS 'R' US, DUE 11/9/98            1,000,000            995,324      995,324
TOYS 'R' US, DUE 11/19/98           1,500,000          1,492,747    1,492,747
WISCONSIN ENERGY, DUE 11/19/98      2,500,000          2,490,569    2,490,569
XEROX CAPITAL EUROPE PLC,
  DUE 11/18/98                      1,000,000            995,932      995,932
                                                    ---------------------------
TOTAL COMMERCIAL PAPER                                59,278,825   59,278,825
                                                    ---------------------------
SHORT-TERM MONEY MARKET
FUND - 1.9%
SHORT-TERM MONEY MARKET
  FUND OF UMB BANK, n.a.            3,476,722          3,476,722    3,476,722
                                                    ---------------------------
TOTAL INVESTMENTS HELD                              $172,500,164 $184,150,793
                                                     ==========================

See Notes to Financial Statements

                                 UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                            STATEMENTS OF OPERATIONS

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997




                                     1999            1998               1997
                            ----------------------------------------------------

INVESTMENT INCOME
Interest                           $2,255,589         $3,279,897   $2,997,417
Dividends                           3,123,083          3,358,910    4,488,947
                           -----------------------------------------------------
Total investment income             5,378,672          6,638,807    7,486,364

Audit expense                           9,424              9,190        9,131
                           -----------------------------------------------------
Net investment income               5,369,248          6,629,617    7,477,233
                           -----------------------------------------------------

REALIZED AND UNREALIZED
GAIN (LOSS)ON INVESTMENTS
Realized gain on investments sold, matured or redeemed

Proceeds                          723,610,458        763,884,882  733,528,663
Cost of investments               708,210,090        732,770,233  694,785,209
                            ----------------------------------------------------
Net realized gain on investments
   sold, matured or redeemed       15,400,368         31,114,649   38,743,454
                            ----------------------------------------------------

Unrealized gain (loss) on investments
Beginning of year                  11,650,629         32,316,511   28,973,664
End of year                        13,443,563         11,650,629   32,316,511
                           -----------------------------------------------------
Net unrealized gain (loss)
   on investments                   1,792,934        (20,665,882)   3,342,847
                           -----------------------------------------------------

Net realized and unrealized
   gain on investments             17,193,302         10,448,767   42,086,301
                            ----------------------------------------------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS      $22,562,550        $17,078,384  $49,563,534
                              ==================================================

TOTAL EXPENSE AS A PERCENT OF NET
   INVESTMENT INCOME                     0.18%              0.14%        0.12%
                                     ==========          =========     ========

See Notes to Financial Statements


                                 UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                      STATEMENTS OF PARTICIPANTS' INTEREST

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                            1999                           1998                            1997
                              --------------------------------------------------------------------------------------------------
                                  Units           Amount          Units         Amount           Units            Amount
                              --------------------------------------------------------------------------------------------------
PARTICIPANTS' INTEREST,            1,948,510      $186,528,690    2,444,463     $216,985,770       3,578,723       $259,599,297
Beginning of year
                              --------------------------------------------------------------------------------------------------

FROM INVESTMENT ACTIVITIES
Net investment income                                5,369,248                     6,629,617                          7,477,233
Net realized gain on
investments Sold, matured or                        15,400,368                    31,114,649                         38,743,454
redeemed
Net unrealized gain (loss) on                        1,792,934                   (20,665,882)                          3,342,847
investments
                                            -------------------            ------------------               --------------------
Net increase from investment                        22,562,550                    17,078,384                         49,563,534
activities
                                            -------------------            ------------------               --------------------

FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units                    193,312        19,759,460      167,147       15,615,556         258,795         20,595,034
Redemption of units                 (762,219)      (81,425,735)    (663,100)     (63,151,020)     (1,393,055)      (112,772,095)
                              --------------------------------------------------------------------------------------------------
Net decrease from
participating unit                  (568,907)      (61,666,275)    (495,953)     (47,535,464)     (1,134,260)       (92,177,061)
transactions
                              --------------------------------------------------------------------------------------------------

PARTICIPANTS' INTEREST, End        1,379,603      $147,424,965    1,948,510     $186,528,690       2,444,463       $216,985,770
of year
                              ==================================================================================================

NET ASSET VALUE PER                                    $106.86                        $95.73                             $88.77
PARTICIPATING UNIT
                                            ===================            ==================               ====================


See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                      STATEMENTS OF ASSETS AND LIABILITIES

                            OCTOBER 31, 1999 AND 1998




                                                       1999                               1998
                                       ------------------------------------------------------------------------

                                                  Cost             Market               Cost            Market
                                       ------------------------------------------------------------------------
ASSETS
Investments:
United States Government and Agency
     obligations                           $36,219,926        $36,245,019        $42,256,804       $44,653,797
Corporate bonds                             54,814,080         54,696,933         65,351,189        69,514,360
Short-term money market fund                   140,600            140,600            367,148           367,148
                                       ------------------------------------------------------------------------

                                           $91,174,606         91,082,552       $107,975,141       114,535,305
                                        ===============                        ==============

Interest receivable                                             1,586,313                            1,933,768
                                                        ------------------
                                                               92,668,865                          116,469,073

LIABILITIES
Audit fee payable                                                   8,121                                9,190
                                                        ------------------                  -------------------

PARTICIPANTS' INTEREST, Equivalent
to $73.46 per unit on 1,261,504
units outstanding in 1999 and $73.14
per unit on 1,592,285 units
outstanding in 1998                                           $92,660,744                         $116,459,883
                                                        ==================                  ===================

See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 39.8%

UNITED STATES TREASURY NOTES,
  5.625%, DUE 2/15/06                $500,000           $473,672     $487,655
UNITED STATES TREASURY NOTES,
  5.75%, DUE 8/15/03                4,000,000          3,856,250    3,967,520
UNITED STATES TREASURY NOTES,
  5.875%, DUE 11/15/05              1,705,000          1,687,550    1,686,347
UNITED STATES TREASURY NOTES,
  6.50%, DUE 8/15/05                  500,000            493,438      509,065
UNITED STATES TREASURY NOTES,
  7.75%, DUE 2/15/01                  400,000            396,948      410,000
UNITED STATES TREASURY
  SECURITIES STRIPPED COUPON,
  DUE 8/15/02                       3,270,000          2,738,445    2,780,513
UNITED STATES TREASURY
  SECURITIES STRIPPED COUPON,
  DUE 11/15/09                      1,500,000            842,700      790,785
FEDERAL HOME LOAN BANK, 5.13%,
  DUE 2/26/02                       3,000,000          2,995,050    2,929,680
FEDERAL HOME LOAN BANK, 5.13%,
  DUE 12/1/03                       2,000,000          1,999,000    1,907,500
FEDERAL HOME LOAN BANK, 5.44%,
  DUE 10/15/03                      1,000,000            908,790      966,560
FEDERAL HOME LOAN BANK, 5.51%,
  DUE 12/15/03                        650,000            649,594      619,736
FEDERAL HOME LOAN BANK, 6.02%,
  DUE 5/20/08                         750,000            748,418      714,848
FEDERAL HOME LOAN BANK, 7.26%,
  DUE 9/6/01                          500,000            497,813      509,220
FEDERAL HOME LOAN MORTGAGE,
  5.75%, DUE 7/15/03                1,000,000            986,060      979,690
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, NON-INTEREST BEARING
  TO 8/27/04, DUE 8/27/12           3,000,000          2,181,630    2,040,900
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.45%, DUE 10/14/03  1,000,000            999,531      966,880
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.80%, DUE 12/10/03  1,000,000            996,875      977,500
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 6.45%, DUE 4/23/01   1,000,000          1,000,000    1,004,700
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.55%, DUE 4/22/02   1,000,000          1,000,000    1,028,750
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.65%, DUE 3/10/05     500,000            499,453      525,625

See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

SMALL BUSINESS ADMINISTRATION
  POOLS, 5.75%, DUE 1/1/04            273,947            273,947      269,838
SMALL BUSINESS  ADMINISTRATION
  POOLS, 6.54%, DUE 12/10/05          725,010            725,010      717,760
SMALL BUSINESS ADMINISTRATION
  POOLS, 6.60%, DUE 7/1/09            750,000            750,000      750,000
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.05%, DUE 9/1/12            597,078            597,078      602,302
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.40%, DUE 8/1/12            637,270            637,270      643,643
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.44%, DUE 5/1/06          1,456,712          1,456,712    1,469,385
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.55%, DUE 11/1/12           313,131           $313,131     $315,480
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.60%, DUE 1/1/12            848,516            834,559      861,244
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.15%, DUE 2/1/15            721,477            721,477      739,514
SMALL BUSINESS ADMINISTRATION
  POOLS,8.20%, DUE 2/10/05            130,251            130,027      132,856
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.25%, DUE 11/1/11           272,784            272,784      278,922
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.60%, DUE 9/1/11            113,134            114,831      116,669
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.625%, DUE 2/1/11           156,032            156,032      159,621
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.70%, DUE 12/1/00            95,973             95,973       98,517
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.70%, DUE 12/1/09           590,097            580,597      601,899
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.80%, DUE 8/1/09            138,095            138,095      141,547
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.80%, DUE 1/1/10            193,277            193,277      196,901
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.85%, DUE 11/1/09           395,739            395,739      403,654
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.85%, DUE 8/1/11            126,282            130,071      130,576
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.95%, DUE 6/1/11            278,105            278,105      287,005
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.05%, DUE 9/1/09            186,642            186,642      191,588
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.10%, DUE 7/1/00              3,953              3,953        4,042
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.15%, DUE 7/1/11            346,901            346,901      360,431
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.25%, DUE 6/1/10            231,897            231,897      239,144
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.45%, DUE 2/1/10            172,346            172,346      177,517
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.50%, DUE 4/1/10            224,602            224,462      232,463
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.65%, DUE 5/1/10            307,793            307,793      319,027
                                                    ---------------------------
TOTAL UNITED STATES GOVERNMENT
  AND AGENCY OBLIGATIONS                              36,219,926   36,245,019
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
CORPORATE BONDS - 60.0%

CONSUMER NONDURABLES - 8.0%

COSMETICS:
GILLETTE CO., 6.25%, DUE 8/15/03    2,000,000          1,954,760    1,989,200
                                                    ---------------------------
FOOD:
MCDONALDS CORP., 8.75%,
  DUE 11/15/00                      1,200,000          1,198,032    1,231,440
SARA LEE CORPORATION, 5.60%,
  DUE 1/23/06                       1,250,000          1,212,218    1,146,250
SARA LEE CORPORATION 6.45%,
  DUE 9/26/05                       1,000,000          1,000,000      971,400
SARA LEE CORPORATION, 6.45%,
  DUE 9/26/05                       1,000,000            963,350      971,400
SYSCO CORPORATION, 7.00%,
  DUE  5/1/06                       1,000,000          1,000,000    1,003,100
                                                    ---------------------------
   TOTAL FOOD                                          5,373,600    5,323,590
                                                    ---------------------------
TOTAL CONSUMER NONDURABLES                             7,328,360    7,312,790

SERVICES - 1.1%

RETAIL:
WAL- MART STORES INC.,6.50%,6/1/03  1,000,000          1,000,500      997,100
                                                    ---------------------------

CONSUMER DURABLES - 1.1%

FURNITURE:
LEGGETT & PLATT INC.,  6.10%,
  DUE 9/9/03                        1,000,000          1,000,000      970,670
                                                    ---------------------------

CAPITAL GOODS - 9.7%

ELECTRONICS:
TEXAS INSTRUMENTS INC., 6.125%,
  DUE 2/1/06                        1,000,000            932,930      932,800
                                                    ---------------------------
MACHINERY:
COOPER INDUSTRIES INC., 5.88%,
  DUE 2/20/03                       1,000,000            990,780      966,800
                                                    ---------------------------
OFFICE EQUIPMENT:
XEROX CORP., 7.15%, DUE 8/1/04      1,000,000            957,350    1,002,600
XEROX CAP EUROPE PLC, 5.875%,
  DUE 5/15/04                       2,500,000          2,384,450    2,389,500
                                                    ---------------------------
   TOTAL OFFICE EQUIPMENT                              3,341,800    3,392,100
                                                    ---------------------------
MISCELLANEOUS:
FLUOR CORP., 6.95%, DUE 3/1/07      1,000,000            995,510      975,300
HONEYWELL INC., 7.00%, DUE 3/15/07  1,000,000            967,210      995,900
MONSANTO INC., 5.375%, DUE 12/1/01    650,000            649,038      636,220
MONSANTO INC., 6.11%, DUE 2/03/05   1,000,000          1,000,000      968,100
                                                    ---------------------------
   TOTAL MISCELLANEOUS                                 3,611,758    3,575,520
                                                    ---------------------------
TOTAL CAPITAL GOODS                                    8,877,268    8,867,220
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

BASIC MATERIALS -  6.7%

CHEMICALS:
DU PONT, (E.I.) DE NEMOURS
  & CO. INC., VAR RATE, DUE 3/6/03  1,000,000            999,960      984,200
ENGLEHARD CORP., 7.0%, DUE 8/1/01   1,000,000            998,060    1,011,800
                                                    ---------------------------
   TOTAL CHEMICALS                                     1,998,020    1,996,000
                                                    ---------------------------
METALS:
ALUMINUM COMPANY OF AMERICA,
  5.75%, DUE 2/1/01                 1,000,000            970,080      994,700
                                                    ---------------------------

OIL AND GAS:
AMOCO CANADA PETROLEUM CO.,
  7.25%, DUE 12/1/02                  715,000           $712,469     $730,658
ATLANTIC RICHFIELD, 5.55%,
  DUE 4/15/03                       1,000,000            998,710      960,900
ONEOK, INC., 7.75%, DUE 8/15/06     1,400,000          1,384,880    1,418,900
                                                    ---------------------------
   TOTAL OIL AND GAS                                   3,096,059    3,110,458
                                                    ---------------------------
TOTAL BASIC MATERIALS                                  6,064,159    6,101,158
                                                    ---------------------------

TRANSPORTATION - 4.8%

AEROSPACE:
BOEING COMPANY, 6.35%, DUE 6/15/03    750,000            749,025      738,300
                                                    ---------------------------
RAILROAD:
NORFOLK & WESTERN RAILWAY
  CO., EQUIP. TRUST CERTIFICATE,
  8.125% DUE 11/15/02               1,320,000          1,291,094    1,370,028
UNION PACIFIC RAILROAD CO.,
  6.15%, DUE 4/1/03                   750,000            725,520      745,875
UNION PACIFIC RAILROAD CO.,
  EQUIP. TRUST NO. 2 SERIES 88,
  7.01% DUE 6/1/04                  1,500,000          1,500,000    1,481,250
                                                    ---------------------------
   TOTAL RAILROAD                                      3,516,614    3,597,153
                                                    ---------------------------
TOTAL TRANSPORTATION                                   4,265,639    4,335,453
                                                    ---------------------------

UTILITIES - 24.1%

COMMUNICATION:
BELL ATLANTIC NEW JERSEY, INC.,
  5.875%, DUE 2/1/04                1,000,000            991,350      967,000
BELLSOUTH TELECOMMUNICATIONS,
  6.25%, DUE 5/15/03                1,500,000          1,493,355    1,488,750
BELL TELEPHONE OF PENNSYLVANIA,
  6.125%, DUE 3/15/03               1,000,000            989,000      980,500
GTE CALIFORNIA INC.,
  6.75%, DUE 3/15/04                1,000,000            954,121      996,500

See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

GTE SOUTH, 6.00%, DUE
  2/15/08                           1,000,000            993,250      928,300
GTE SOUTH, 6.125%, DUE
  6/15/07                           1,250,000          1,245,238    1,178,375
NEW YORK TELEPHONE COMPANY,
  EQUIPMENT TRUST CERTIFICATE,
  8.125%, DUE 11/15/02                750,000            746,280      713,437
SOUTHWESTERN BELL TELEPHONE
  COMPANY, 5.75%, DUE 9/1/04        1,000,000            996,430      952,200
UNITED TELEPHONE COMPANY OF
  FLORIDA, 6.25%, DUE 5/15/03       1,500,000          1,487,925    1,460,250
                                                    ---------------------------
   TOTAL COMMUNICATION                                 9,896,949    9,665,312
                                                    ---------------------------

ELECTRIC:
CAROLINA POWER & LIGHT,
  7.875%, DUE 4/15/04                 500,000           $495,220     $515,900
EMERSON ELECTRIC CO.,
  6.30%, DUE 11/1/05                3,000,000          2,988,870    2,958,900
IDAHO POWER CO., 6.40%, DUE 5/1/03  1,500,000          1,497,795    1,497,150
IOWA ELECTRIC LIGHT & POWER COMPANY,
  6.00%, DUE 10/1/08                  500,000            492,720      468,150
                                                    ---------------------------
   TOTAL ELECTRIC                                      5,474,605    5,440,100
                                                    ---------------------------

GAS:
NORTHWEST NATURAL GAS
  COMPANY, 5.98%, DUE 12/15/00      1,000,000          1,000,000      996,800
NATIONAL FUEL AS CO., 6.82%,
  DUE 8/1/04                          500,000            492,035      491,800
                                                    ---------------------------
   TOTAL GAS                                           1,492,035    1,488,600
                                                    ---------------------------

DIVERSIFIED:
BALTIMORE GAS & ELECTRIC CO.,
  6.50%, DUE 2/15/03                1,000,000            988,450      991,700
CONSOLIDATED EDISON CO. OF NEW YORK,
  6.625%, DUE 7/1/05                1,000,000            998,840      974,000
PACIFIC GAS & ELECTRIC COMPANY,
  6.25%, DUE 3/1/04                 1,000,000          1,000,000      976,600
PUBLIC SERVICE COMPANY OF
  OKLAHOMA, 6.02%, DUE 3/1/01       1,500,000          1,476,275    1,490,700
WEST TEXAS UTILITIES COMPANY,
  6.375%, DUE 10/1/05               1,000,000            988,100      963,100

                                                    ---------------------------
   TOTAL DIVERSIFIED                                   5,451,665    5,396,100
                                                    ---------------------------
TOTAL UTILITIES                                       22,315,254   21,990,112
                                                    ---------------------------

FINANCE - 4.5%
AMERITECH, 6.125%, DUE 10/15/01     1,000,000          1,000,000      994,800
NYNEX CORP., 6.25%, DUE 3/15/03     1,000,000            967,900      985,630
NYNEX CAPITAL FUNDING CO., 8.75%,
  DUE 12/1/04                       2,000,000          1,995,000    2,142,000
                                                    ---------------------------
TOTAL FINANCE                                          3,962,900    4,122,430
                                                    ---------------------------
TOTAL CORPORATE BONDS                                 54,814,080   54,696,933
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

SHORT-TERM MONEY MARKET FUND - 0.2%

SHORT-TERM MONEY MARKET
  FUND OF UMB BANK, n.a.              140,600            140,600      140,600
                                                    ---------------------------

TOTAL INVESTMENTS HELD                               $91,174,606  $91,082,552
                                                    ===========================

See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 39.0%

UNITED STATES TREASURY NOTES,
  5.50%, DUE 4/15/00                2,000,000         $1,983,966   $2,033,760
UNITED STATES TREASURY NOTES,
  5.625%, DUE 2/15/06                 500,000            473,672      534,845
UNITED STATES TREASURY NOTES,
  5.75%, DUE 8/15/03                5,205,000          5,040,863    5,515,686
UNITED STATES TREASURY NOTES,
  5.875%, DUE 2/15/04               1,000,000            945,547    1,069,690
UNITED STATES TREASURY NOTES,
  5.875%, DUE 11/15/05              2,500,000          2,474,414    2,707,025
UNITED STATES TREASURY NOTES,
  6.50%, DUE 8/15/05                  500,000            493,438      558,125
UNITED STATES TREASURY NOTES,
  7.75%, DUE 2/15/01                  400,000            396,948      429,376
UNITED STATES TREASURY NOTES,
  8.00%, DUE 8/15/99                  705,000            683,409      724,388
UNITED STATES TREASURY NOTES,
  8.50%, DUE 2/15/00                  650,000            720,667      683,111
UNITED STATES TREASURY SECURITIES
  STRIPPED COUPON, DUE 8/15/        3,270,000          2,548,046    2,775,413
FEDERAL AGRICULTURAL MORTGAGE
  ASSN., 5.42%, DUE 11/2/98         1,000,000            999,548      999,548
FEDERAL HOME LOAN BANK, 5.44%,
  DUE 10/15/03                      1,000,000            908,790    1,023,130
FEDERAL HOME LOAN BANK, 6.02%,
  DUE 5/20/08                         750,000            748,418      789,375
FEDERAL HOME LOAN BANK, 7.26%,
  DUE 9/6/01                          500,000            497,813      534,220
FEDERAL HOME LOAN MORTGAGE,
  7.23%, DUE 5/23/05                1,300,000          1,300,000    1,348,750
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.45%, DUE 10/14/03  1,000,000            999,531    1,023,440
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.80%, DUE 12/10/03  1,000,000            996,875    1,039,690
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 5.93%, DUE 9/26/03   1,000,000          1,000,000    1,000,000
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 6.10%, DUE 2/10/00     500,000            499,531      509,065
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 6.11%, DUE 7/10/03   2,000,000          2,000,000    2,028,760
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 6.45%, DUE 4/23/01   1,000,000          1,000,000    1,041,400
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.55%, DUE 4/22/02   1,000,000          1,000,000    1,089,380
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 7.65%, DUE 3/10/05     500,000            499,453      566,720
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, 8.35%, DUE 11/10/99  1,600,000          1,590,031    1,654,496
ISRAEL STATE, UNITED STATES
  GOVERNMENT GUARANTEED BOND,
  5.25%, DUE  9/15/00               1,000,000            994,230    1,011,600

See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

SMALL BUSINESS ADMINISTRATION
  POOLS, 5.75%, DUE 1/1/04            386,779            386,779      388,712
SMALL BUSINESS ADMINISTRATION
  POOLS, 6.54%, DUE 12/10/05          750,000            750,000      766,500
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.05%, DUE 9/1/12            672,825            672,825      687,964
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.40%, DUE 8/1/12            742,667            742,667      761,234
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.44%, DUE 5/1/06          1,500,000          1,500,000    1,565,625
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.55%, DUE 11/1/12           361,604            361,604      379,684
SMALL BUSINESS ADMINISTRATION
  POOLS, 7.60%, DUE 1/1/12          1,005,895            991,938    1,034,814
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.15%, DUE 2/1/15            816,992            816,992      857,842
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.20%, DUE 2/10/05           196,007            195,670      204,092
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.25%, DUE 11/1/11           344,601            344,601      358,385
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.60%, DUE 9/1/11            144,691            146,861      151,564
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.625%, DUE 2/1/11           202,891            202,891      212,529
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.70%, DUE 12/1/09           703,443            693,943      737,736
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.80%, DUE 8/1/09            208,615            208,615      219,046
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.80%, DUE 1/1/10            282,958            282,958      297,106
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.85%, DUE 11/1/09           504,851            504,851      524,414
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.85%, DUE 8/1/11            179,882            185,278      189,101
SMALL BUSINESS ADMINISTRATION
  POOLS, 8.95%, DUE 6/1/11            313,068            313,068      331,852
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.05%, DUE 9/1/09            284,667            284,667      301,747
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.15%, DUE 7/1/11            459,125            459,125      486,673
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.25%, DUE 6/1/10            343,150            343,150      363,739
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.45%, DUE 2/1/10            246,479            246,479      261,268
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.50%, DUE 4/1/10            410,714            410,458      437,411
SMALL BUSINESS ADMINISTRATION
  POOLS, 9.65%, DUE 5/1/10            416,194            416,194      443,766
                                                    ---------------------------
TOTAL UNITED STATES GOVERNMENT AND
  AGENCY OBLIGATIONS                                  42,256,804   44,653,797
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998

                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
CORPORATE BONDS - 60.7%
CONSUMER NONDURABLES - 6.9%

COSMETICS:
GILLETTE CO., 6.25%, DUE 8/15/03    2,000,000          1,954,760    2,119,800
                                                    ---------------------------
FOOD:
MCDONALDS CORP., 8.75%,
  DUE 11/15/00                      1,200,000          1,198,032    1,292,832
SARA LEE CORPORATION, 5.60%,
  DUE 1/23/06                       1,250,000          1,212,218    1,260,625
SARA LEE CORPORATION, 6.45%,
  DUE 9/26/05                       1,000,000          1,000,000    1,048,500
SARA LEE CORPORATION, 6.45%,
  DUE 9/26/05                       1,000,000            963,350    1,048,500
SYSCO CORPORATION, 7.00%,
  DUE 5/1/06                        1,000,000          1,000,000    1,096,900
                                                    ---------------------------
   TOTAL FOOD                                          5,373,600    5,747,357
                                                    ---------------------------
TOTAL CONSUMER NONDURABLES                             7,328,360    7,867,157
                                                    ---------------------------
SERVICES - 5.9%

RETAIL:
ALBERTSON'S INC., 6.18%,
  DUE 3/22/00                       1,000,000          1,000,000    1,015,800
PENNEY J.C., INC., 6.125%,
  DUE 11/15/03                      2,500,000          2,444,520    2,609,000
PENNEY J.C., INC., 7.375%,
  DUE 8/15/08                       1,000,000            999,590    1,088,900
WAL-MART STORES INC., 6.125%,
  10/1/99                           1,000,000            959,230    1,010,600
WAL- MART STORES INC., 6.50%,
  6/1/03                            1,000,000          1,000,500    1,061,000
                                                    ---------------------------
   TOTAL RETAIL                                        6,403,840    6,785,300
                                                    ---------------------------
TOTAL SERVICES                                         6,403,840    6,785,300
                                                    ---------------------------
CONSUMER DURABLES - 2.7%

BUILDING:
ILLINOIS TOOL WORKS INC.,
  5.875% DUE 3/1/00                 2,005,000          2,003,912    2,035,075
                                                    ---------------------------
FURNITURE:
LEGGETT & PLATT INC., 6.10%,
  DUE 9/9/03                        1,000,000          1,000,000    1,020,000
                                                    ---------------------------
TOTAL CONSUMER DURABLES                                3,003,912    3,055,075
                                                    ---------------------------
CAPITAL GOODS - 5.6%

ELECTRONICS:
TEXAS INSTRUMENTS INC., 6.125%,
  DUE 2/1/06                        1,000,000            932,930    1,038,000
                                                    ---------------------------
MACHINERY:
COOPER INDUSTRIES INC., 5.88%,
  DUE 2/20/03                       1,000,000            990,780    1,032,000
                                                    ---------------------------
OFFICE EQUIPMENT:
XEROX CORP., 7.15%, DUE 8/1/04      1,000,000            957,350    1,096,100
                                                    ---------------------------
MISCELLANEOUS:
FLUOR CORP., 6.95%, DUE  3/1/07     1,000,000            995,510    1,093,600
HONEYWELL INC., 7.00%, DUE 3/15/07  1,000,000            967,210    1,079,900
MONSANTO INC., 6.11%,  DUE 2/03/05  1,000,000          1,000,000    1,036,600
                                                    ---------------------------
   TOTAL MISCELLANEOUS                                 2,962,720    3,210,100
                                                    ---------------------------
TOTAL CAPITAL GOODS                                    5,843,780    6,376,200
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998

                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

BASIC MATERIALS -  4.2%

CHEMICALS:
DU PONT, (E.I.) DE NEMOURS & CO.
  INC., VAR RATE, DUE 3/6/03        1,000,000            999,960    1,038,500
DOW CHEMICAL CO., 9.35%,
  DUE 3/15/02                         400,000            400,000      422,200
ENGLEHARD CORP., 7.0%,
  DUE 8/1/01                        1,000,000            998,060    1,056,100
                                                    ---------------------------
   TOTAL CHEMICALS                                     2,398,020    2,516,800
                                                    ---------------------------
METALS:
ALUMINUM COMPANY OF AMERICA,
  5.75%, DUE 2/1/01                 1,000,000            970,080    1,021,800
                                                    ---------------------------
OIL AND GAS:
AMOCO CANADA PETROLEUM CO.,
  7.25%, DUE 12/1/02                  715,000            712,469      779,636
DRESSER INDUSTRIES INC., 6.25%,
  DUE 6/1/00                          500,000            494,780      510,750
                                                    ---------------------------
   TOTAL OIL AND GAS                                   1,207,249    1,290,386
                                                    ---------------------------
TOTAL BASIC MATERIALS                                  4,575,349    4,828,986
                                                    ---------------------------

TRANSPORTATION - 5.8%
AEROSPACE:
BOEING COMPANY, 6.35%, DUE 6/15/03    750,000            749,025      789,300
                                                    ---------------------------
RAILROAD:
NORFOLK & WESTERN RAILWAY CO.,
  EQUIP. TRUST CERTIFICATE, 8.125%
  DUE 11/15/02                      1,320,000          1,291,094    1,461,372
UNION PACIFIC CORP., 7.875%,
  DUE 2/15/02                       1,000,000          1,000,000    1,061,000
UNION PACIFIC RAILROAD CO., 6.15%,
  DUE 4/1/03                          750,000            725,520      761,250
UNION PACIFIC RAILROAD CO., EQUIP.
  NO. 2 SERIES 88, 7.01% DUE 6/1/04 1,500,000          1,500,000    1,593,495
UNION PACIFIC RESOURCES GROUP,
  7.00%, DUE 10/15/06               1,000,000            994,120    1,016,400
                                                    ---------------------------
   TOTAL RAILROAD                                      5,510,734    5,893,517
                                                    ---------------------------
TOTAL TRANSPORTATION                                   6,259,759    6,682,817
                                                    ---------------------------

UTILITIES - 25.7%
COMMUNICATION:
BELL ATLANTIC NEW JERSEY, INC.,
  5.875%, DUE 2/1/04                1,000,000            991,350    1,036,600
BELLSOUTH TELECOMMUNICATIONS,
  6.25%, DUE 5/15/03                1,500,000          1,493,355    1,578,750
BELL TELEPHONE OF PENNSYLVANIA,
  6.125%, DUE 3/15/03               1,000,000            989,000    1,048,300
GTE CALIFORNIA INC., 5.625%,
  DUE 2/1/01                        1,500,000          1,482,885    1,519,200
GTE CALIFORNIA INC., 6.75%, DUE
  3/15/04                           1,000,000            954,121    1,070,700
GTE SOUTH, 6.00%, DUE 2/15/08       1,000,000            993,250    1,031,500
GTE SOUTH, 6.125%, DUE 6/15/07      1,250,000          1,245,238    1,302,125
SOUTHWESTERN BELL TELEPHONE
  COMPANY, 5.75%,  DUE 9/1/04       1,000,000            996,430    1,020,700
UNITED TELEPHONE COMPANY OF
  FLORIDA, 6.25%, DUE 5/15/03       1,500,000          1,487,925    1,567,050
                                                    ---------------------------
   TOTAL COMMUNICATION                                10,633,554   11,174,925
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

ELECTRIC:
CAROLINA POWER & LIGHT, 5.00%,
  DUE 9/15/98                         500,000            495,220      568,300
DELMARVA POWER & LIGHT CO.,
  7.50%, DUE 5/1/99                 1,000,000            995,140    1,011,800
DUKE POWER CO., 7.00%,
  DUE 6/1/00                        2,500,000          2,425,825    2,575,000
EMERSON ELECTRIC CO., 6.30%,
  DUE 11/1/05                       3,000,000          2,988,870    3,196,800
FLORIDA POWER & LIGHT, 5.375%,
  DUE 4/1/00                        1,000,000            997,020    1,009,300
IDAHO POWER CO., 6.40%,
  DUE 5/1/03                        1,500,000          1,497,795    1,594,050
IOWA ELECTRIC LIGHT & POWER
  COMPANY, 6.00%, DUE 10/1/08         500,000            492,720      520,800
UNION ELECTRIC CO., 6.75%, DUE
  10/15/99                          1,000,000            995,480    1,016,300
                                                    ---------------------------
   TOTAL ELECTRIC                                     10,888,070   11,492,350
                                                    ---------------------------
GAS:
NORTHWEST NATURAL GAS COMPANY,
  5.98%, DUE 12/15/00               1,000,000          1,000,000    1,023,400
                                                    ---------------------------
DIVERSIFIED:
BALTIMORE GAS & ELECTRIC CO.,
  6.50%, DUE 2/15/03                1,000,000            988,450    1,063,400
CONSOLIDATED EDISON CO. OF NEW
  YORK, 6.625%, DUE 7/1/05          1,000,000            998,840    1,068,800
PACIFIC GAS & ELECTRIC COMPANY,
  6.25%, DUE 3/1/04                 1,000,000          1,000,000    1,042,500
PUBLIC SERVICE COMPANY OF OKLAHOMA,
  6.02%, DUE 3/1/01                 1,500,000          1,476,275    1,541,400
WEST TEXAS UTILITIES COMPANY,
  6.375%, DUE 10/1/05               1,000,000            988,100    1,060,300
                                                    ---------------------------
   TOTAL DIVERSIFIED                                   5,451,665    5,776,400
                                                    ---------------------------
TOTAL UTILITIES                                       27,973,289   29,467,075
                                                    ---------------------------

FINANCE - 3.9%
AMERITECH, 6.125%, DUE 10/15/01     1,000,000          1,000,000    1,035,400
NYNEX CORP., 6.25%, DUE 3/15/03     1,000,000            967,900    1,043,750
NYNEX CAPITAL FUNDING CO., 8.75%,
  DUE 12/1/04                       2,000,000          1,995,000    2,372,600
                                                    ---------------------------
TOTAL FINANCE                                          3,962,900    4,451,750
                                                    ---------------------------
TOTAL CORPORATE BONDS                                 65,351,189   69,514,360
                                                    ---------------------------
SHORT-TERM MONEY MARKET FUND - .3%
SHORT-TERM MONEY MARKET FUND OF UMB
  BANK, n.a.                          367,148            367,148      367,148
                                                    ---------------------------

TOTAL INVESTMENTS HELD                             $ 107,975,141 $114,535,305
                                                    ===========================
See Notes to Financial Statements

                                 UMB BANK, n.a.

              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS

                            STATEMENTS OF OPERATIONS

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997




                                     1999                1998             1997
                            ---------------------------------------------------

INVESTMENT INCOME
Interest                           $6,769,984         $7,710,035    9,653,774
Audit expense                          10,120              9,190        9,190
                            ---------------------------------------------------
Net investment income               6,759,864          7,700,845    9,644,584
                            ---------------------------------------------------

REALIZED AND UNREALIZED
GAIN (LOSS)
    ON INVESTMENTS
Realized gain on
investments sold, matured or redeemed
Proceeds                           97,742,670         83,088,516  121,162,314
Cost of investments                97,504,119         82,778,172  120,799,772
                            ---------------------------------------------------
Net realized gain on
investments sold, matured
or redeemed                           238,551            310,344      362,542
                            ---------------------------------------------------

Unrealized gain (loss) on investments
Beginning of year                   6,560,164          3,150,137    2,123,804
End of year                           (92,054)         6,560,164    3,150,137
                            ---------------------------------------------------
Net unrealized gain (loss)         (6,652,218)         3,410,027    1,026,333
on investments
                            ---------------------------------------------------

Net realized and unrealized
gain (loss) on investments         (6,413,667)         3,720,371    1,388,875
                            ---------------------------------------------------

NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATION$         346,197        $11,421,216  $11,033,459
                            ===================================================
TOTAL EXPENSE AS A PERCENT
OF NET INVESTMENT INCOME                 0.15%              0.12%        0.10%
                                        =======             =======      ======
See Notes to Financial Statements


                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                      STATEMENTS OF PARTICIPANTS' INTEREST

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997



                                       1999                             1998                        1997
                                  Units        Amount           Units         Amount       Units         Amount
                              ------------------------------------------------------------------------------------
PARTICIPANTS' INTEREST,          1,592,285    $116,459,883   1,958,030    $130,005,324   2,752,806   $168,974,494
Beginning of year
                              ------------------------------------------------------------------------------------

FROM INVESTMENT ACTIVITIES
Net investment income                            6,759,864                   7,700,845                  9,644,584
Net realized gain on
investments sold, matured or                       238,551                     310,344                    362,542
redeemed
Net unrealized gain (loss) on                   (6,652,218)                  3,410,027                  1,026,333
investments
                                               -----------                ------------               ------------
Net increase from investment                       346,197                   1,421,216                 11,033,459
activities
                                               -----------                ------------               ------------

FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units                  235,766      17,179,881     201,444      13,743,230     264,109     16,573,341
Redemption of units               (566,547)    (41,325,217)   (567,189)    (38,709,887) (1,058,885)   (66,575,970)
                              ------------------------------------------------------------------------------------
Net decrease from
participating unit                (330,781)    (24,145,336)   (365,745)    (24,966,657)   (794,776)   (50,002,629)
transactions
                              ------------------------------------------------------------------------------------
PARTICIPANTS' INTEREST, End
of year                          1,261,504     $92,660,744   1,592,285    $116,459,883   1,958,030   $130,005,324
                              ============    ============  ==========   =============   =========   ============

PARTICIPATING UNIT                                  $73.46                      $73.14                     $66.40
                                                  ========                      ======                     ======


See Notes to Financial Statements


                                UMB BANK, n.a.

                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                      STATEMENTS OF ASSETS AND LIABILITIES

                            OCTOBER 31, 1999 AND 1998





                                                                            1999                             1998
                                                             --------------------------------------------------------------------
                                                                   Cost            Market            Cost           Market
                                                             --------------------------------------------------------------------
ASSETS
   Investments:
     United States Government and Agency Obligations      $12,976,183       $12,976,183     $14,997,316      $14,997,316
     Commercial paper                                      10,793,431        10,793,431       8,733,926        8,733,926
     Short-term money market fund                           2,758,860         2,758,860       4,109,585        4,109,585
                                                           --------------------------------------------------------------------
                                                          $26,528,474        26,528.474     $27,840,827       27,840,827


   Interest receivable                                                          110,679                          126,202
                                                                              ----------               ------------------

                                                                             26,639,153                       27,967,029

LIABILITIES
   Audit fee payable                                                              2,723                            3,369
                                                                              ----------               ------------------

PARTICIPANTS' INTEREST, Equivalent to $58.84 per unit on
   452,661 units outstanding in 1999 and $56.04 per unit on
   499,036 units outstanding in 1998                                        $26,636,430                      $27,963,660
                                                                           =============                    ============

See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

UNITED STATES GOVERNMENTS
AND AGENCY
    OBLIGATIONS -  48.9%

FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 11/4/99                       3,000,000         $2,978,125   $2,978,125
FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 11/5/99                          65,000             63,776       63,776
FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 1/14/00                       2,000,000          1,963,333    1,963,333
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 11/5/99           35,000             34,558       34,558
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 12/10/99       1,000,000            988,188      988,188
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 12/15/99       1,000,000            989,831      989,831
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 12/17/99       6,000,000          5,929,328    5,929,328
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 3/21/00           20,000             19,521       19,521
UNITED STATES TREASURY BILL,
  DUE 9/14/00                          10,000              9,523        9,523
                                                    ---------------------------
TOTAL UNITED STATES GOVERNMENT AND
  AGENCY OBLIGATIONS                                  12,976,183   12,976,183
                                                    ---------------------------
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1999



                                                   1999
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------
COMMERCIAL PAPER - 40.7%
BECTON DICKINSON & CO., DUE 1/25/00 1,300,000          1,279,053    1,279,053
DONNELLY (R.R) & SONS, INC.,
  DUE 11/12/99                      1,000,000            995,886      995,886
DOVER CORP., DUE 11/19/99           1,000,000            995,436      995,436
DU PONT E.I. DE NEMOURS &
  CO., DUE 11/4/99                  1,300,000          1,292,782    1,292,782
GANNETT CO., DUE 1/19/00            1,000,000            984,129      984,129
HALLIBURTON CO., DUE 11/1/99        1,000,000            992,973      992,973
HERSHEY FOODS CORP., DUE 11/10/99   1,000,000            996,201      996,201
MOTOROLA INC., DUE 11/24/99         1,000,000            993,964      993,964
PROCTER & GAMBLE, DUE 1/11/00       1,000,000            987,381      987,381
UNITED TECHNOLOGIES CORP.,
  DUE 1/20/00                       1,300,000          1,275,626    1,275,626
                                                    ---------------------------
TOTAL COMMERCIAL PAPER                                10,793,431   10,793,431
                                                    ---------------------------
SHORT-TERM MONEY MARKET FUND - 10.4%
SHORT-TERM MONEY MARKET
FUND OF UMB BANK, n.a.              2,758,860          2,758,860    2,758,860
                                                    ---------------------------

TOTAL INVESTMENTS HELD                               $26,528,474  $26,528,474
                                                     ==========================
See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS

                          STATEMENT OF INVESTMENTS HELD

                                OCTOBER 31, 1998



                                                   1998
                           -----------------------------------------------------
                                    Number of
                                    Shares or
                                    Principal
                                       Amount        Cost              Market
                           -----------------------------------------------------

UNITED STATES GOVERNMENTS AND AGENCY OBLIGATIONS -  53.9%

FEDERAL HOME LOAN BANK,
  DISCOUNT NOTE, DUE 11/4/98        2,000,000         $1,992,320   $1,992,320
FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 11/9/98                       2,000,000          1,982,033    1,982,033
FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 11/17/98                      1,000,000            995,061      995,061
FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 11/25/98                      4,000,000          3,972,124    3,972,124
FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 11/30/98                      4,000,000          3,969,280    3,969,280
FEDERAL HOME LOAN MORTGAGE
  CORPORATION, DISCOUNT NOTE,
  DUE 12/18/98                      1,000,000            992,348      992,348
FEDERAL NATIONAL MORTGAGE
  ASSOCIATION, DISCOUNT NOTE,
  DUE 11/19/98                      1,000,000            995,495      995,495
UNITED STATES TREASURY BILL,
  DUE 11/5/98                         100,000             98,655       98,655
                                                   ---------------------------
TOTAL UNITED STATES GOVERNMENT
   AND AGENCY OBLIGATIONS                             14,997,316   14,997,316
                                                   ---------------------------
COMMERCIAL PAPER - 31.4%
AMGEN INC., DUE 11/3/98             1,200,000          1,195,363    1,195,363
BELLSOUTH TELECOMMUNICATIONS,
  DUE 1/19/99                       1,000,000            988,611      988,611
DONNELLY R.R. & SONS CO.,
  DUE 11/17/98                      1,300,000          1,296,155    1,296,155
GENERAL RE, DUE 11/19/98            1,000,000            995,202      995,202
JOHNSON & JOHNSON, DUE 12/14/98     1,000,000            993,725      993,725
MINNESOTA MINING & MANUFACTURING,
   DUE 11/18/98                     1,000,000            993,107      993,107
MINNESOTA MINING & MANUFACTURING,
   DUE 11/24/98                     1,000,000            985,467      985,467
MONSANTO COMPANY, DUE 11/10/98      1,300,000          1,286,296    1,286,296
                                                   ---------------------------
TOTAL COMMERCIAL PAPER                                 8,733,926    8,733,926
                                                   ---------------------------

SHORT-TERM MONEY MARKET FUND - 14.8%
SHORT-TERM MONEY MARKET FUND OF
  UMB BANK, n.a.                    4,109,585          4,109,585    4,109,585
                                                   ---------------------------
TOTAL INVESTMENTS HELD                               $27,840,827  $27,840,827
                                                   ===========================

See Notes to Financial Statements

                                 UMB BANK, n.a.

                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                            STATEMENTS OF OPERATIONS

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997





                                    1999             1998              1997
                          ---------------------------------------------------

INVESTMENT INCOME
Interest                           $1,515,680         $1,724,563   $2,198,406
Audit expense                           3,456              3,369        3,369
                          ---------------------------------------------------
Net investment income               1,512,224          1,721,194    2,195,037
                          ---------------------------------------------------

REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Realized gain on investments sold,
  matured or redeemed
Proceeds                          356,426,945        315,287,622  386,568,695
Cost of investments               356,426,945        315,287,622  386,567,132
                          ---------------------------------------------------
Net realized gain on investments
  sold, matured or redeemed                 0                  0        1,563

                          ---------------------------------------------------

Unrealized loss on investments
Beginning of year                                                       3,608
End of year
                                                           ------------------
Net unrealized loss on investments                                     (3,608)

                                                           ------------------

Net realized and unrealized gain
  (loss)on investments                                                 (2,045)
                                                           ------------------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS         1,512,224          1,721,194    2,192,992
                                   ==========          =========   ==========

TOTAL EXPENSE AS A PERCENT OF NET
  INVESTMENT INCOME                      0.23%              0.20%        0.15%
                                        ======              =====        ======
See Notes to Financial Statements




                                 UMB BANK, n.a.

                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                      STATEMENTS OF PARTICIPANTS' INTEREST

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997



                                          1999                             1998                             1997
                                Units           Amount           Units           Amount           Units           Amount
PARTICIPANTS' INTEREST,
   Beginning of year          499,036        $27,963,660       661,185        $34,990,096       884,822        $44,332,553
                           -----------------------------------------------------------------------------------------------------

FROM INVESTMENT ACTIVITIES
  Net investment income                        1,512,224                        1,721,194                        2,195,037
  Net realized gain (loss)
   on investments sold,
   matured or redeemed                                                                                               1,563
  Net unrealized gain (loss)
   on investments                                                                                                   (3,608)
                                      --------------------             --------------------             --------------------
Net increase from
investment activities                          1,512,224                        1,721,194                        2,192,992
                                      --------------------             --------------------             --------------------

FROM PARTICIPATING UNIT
TRANSACTIONS
  Issuance of units           225,858         12,783,987       166,045          8,994,808       234,477         12,065,221
  Redemption of units        (272,233)       (15,623,441)     (328,194)       (17,742,438)     (458,114)       (23,600,670)
Net decrease from
participating unit            (46,375)        (2,839,454)     (162,149)        (8,747,630)     (223,637)       (11,535,449)
transactions

PARTICIPANTS' INTEREST,
  End of year                 452,661        $26,636,430       499,036        $27,963,660       661,185        $34,990,096
                              =======        ===========       ========       ===========      ========        ===========

NET ASSET VALUE PER
  PARTICIPATING UNIT                              $58.84                           $56.04                           $52.92
                                                  ======                           ======                           ======


See Notes to Financial Statements

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1999



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

                                UMB BANK, n.a.

             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS

                         NOTES TO FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1999



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