Form 10-Q
period 2000-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2000-10-24
CIK 206005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





                 For the quarterly period ended January 31, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                         Commission file number 2-58109

                          THE COLLECTIVE INVESTMENT TRUST
                       or which UMB Bank, n.a. is Trustee
             (Exact name of registrant as specified in its charter)

                         Not Applicable, Not Applicable
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                 1010 Grand Avenue, Kansas City, Missouri 64106
             (Address of principal executive offices and Zip Code)

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

                                Yes / X /      No /  /

The number of units of participation outstanding as of January 31, 2000.

                  Pooled Equity Fund -  1,381,330
                  Pooled Debt Fund -    1,145,549
                  Pooled Income Fund -    479,478

                         PART I -- FINANCIAL INFORMATION
                       ___________________________________

Item 1.    Financial Statements.

                              INTRODUCTORY COMMENTS

The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 1999.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations

                                                 QUARTER           QUARTER      FY ENDED
                                             ENDING 01/31/99   ENDING 01/31/00 10/31/1999
                                               ----------     ------------   ------------
Investment Income:
 Dividends                                        769,040          562,798      3,123,083
 Interest                                         778,685          538,621      2,255,589
                                              -----------      -----------    -----------
  Gross Investment Income                       1,547,725        1,101,419      5,378,672

 Less:  Audit Expense & Foreign Taxes              (2,342)          (6,586)        (9,424)
                                              -----------      -----------    -----------

  Net Investment Income                         1,545,383        1,094,833      5,369,248
                                              ===========      ============   ===========

Realized and Unrealized Gain(Loss) on Investments:
 Realized Gain(Loss) on Investments:
  Proceeds from Sales                         221,302,986      107,543,555    723,610,458
  Cost of Securities Sold                     215,638,696      109,276,853    708,210,090
                                              -----------      -----------    -----------
   Net Realized Gain(Loss)                      5,664,291       (1,733,297)    15,400,368

 Unrealized Gain(Loss) on Investments:
  Beginning of Period                          11,650,626       13,443,563     11,650,629
  End of Period                                11,060,807       13,848,149     13,443,563
                                              -----------      -----------    -----------
   Net Unrealized Gain(Loss)                     (589,819)         404,586      1,792,934
                                              -----------      -----------    -----------
  Net Realized & Unrealized

        Gain(Loss)on Investments                5,074,472      (1,328,711)     17,193,302
                                              ===========      ============   ===========



UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED
                                             ENDING 01/31/99   ENDING 01/31/00 10/31/1999
                                               ----------     ------------   ------------
Participants' Interest at Beginning of Period 186,528,686      147,424,965    186,528,690

Changes from Investment Activities:
    Net Investment Income                       1,545,383        1,094,833      5,369,248
    Net Realized Gain(Loss) on Investments      5,664,291       (1,733,297)    15,400,368
    Net Unrealized Gain(Loss) on Investments     (589,819)         404,586      1,792,934
                                              -----------      -----------    -----------
      Net Increase(Decrease) from

        Investment Activity                     6,619,855         (233,878)    22,562,550
                                              -----------      -----------    -----------

Changes from Participating Unit Transactions:
    Received from Issuance of 58,701 Units                       6,527,749     19,759,460
    Received from Issuance of 109,481 Units     6,994,790

    Payment on Redemption of 56,974 Units                       (6,226,728)   (81,425,735)
    Payment on Redemption of 178,532 Units    (13,729,266)
                                              -----------      -----------    -----------

      Net Increase(Decrease) from

        Participating Unit Transactions        (6,734,476)         301,021    (61,666,275)
                                              -----------      -----------    -----------

Participants' Interest at End of Period       186,414,065      147,492,108    147,424,965
                                              ===========      ============   ===========



UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities

                                                  10/31/99                  01/31/00
                                             COST         MARKET       COST         MARKET
                                             -------------------    ------------------------

Assets:
  Common Stock                             95,854,601  109,298,164   88,006,900  101,855,050
  Commercial Paper                         24,203,751   24,203,751   40,577,840   40,577,840
  Other Investments                         4,003,642    4,003,642    4,810,930    4,810,930
                                          -----------  -----------   ---------- ------------
    Total Investments                     124,061,994  137,505,557  133,395,670  147,243,819
                                          ===========               ===========
    Cash                                                         0                         0
    Interest and dividends receivable                      207,862                   258,076
    Receivable for Securities Sold                       9,718,972                         0
                                                      ------------              ------------
Total Assets                                           147,432,391               147,501,895
                                                      ============              ============
Liabilities:
  Audit Fees Payable                                         7,426                     9,787
  Payable for Securities Sold                                    0                         0
                                                        ----------              ------------
Total Liabilities                                            7,426                     9,787
                                                        ----------              ------------
Participants' Interest:
  106.86 Per Unit on
        1,379,603 Units Outstanding                    147,424,965
  106.78 Per Unit on
        1,381,330 Units Outstanding                                              147,492,108
                                                        ----------              ------------
Total Liabilities and Participants' Equity             147,432,391               147,501,895
                                                      ============              ============



UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations

                                                 QUARTER           QUARTER      FY ENDED
                                             ENDING 01/31/99   ENDING 01/31/00 10/31/1999
                                               ----------     ------------   ------------
Investment Income:
 Interest                                       1,839,567        1,410,681      6,769,984
                                              -----------      -----------    -----------
   Gross Investment Income                      1,839,567        1,410,681      6,769,984

 Less:  Audit Expense                                 213           (3,336)       (10,120)
                                              -----------      -----------    -----------

   Net Investment Income                        1,839,780        1,407,344      6,759,864
                                               ==========     ============    ===========

Realized and Unrealized Gain(Loss) on Investments:
 Realized Gain(Loss) on Investments:
   Proceeds from Sales                         26,251,330       13,810,201     97,742,670
   Cost of Securities Sold                     26,173,764       13,827,478     97,504,119
                                              -----------      -----------    -----------
     Net Realized Gain(Loss)                       77,566          (17,277)       238,551

 Unrealized Gain(Loss) on Investments:
   Beginning of Period                          6,560,164          (92,054)     6,560,164
   End of Period                                5,452,360       (1,768,682)       (92,054)
                                              -----------      -----------    -----------
     Net Unrealized Gain(Loss)                 (1,107,804)      (1,676,628)    (6,652,218)
                                              -----------      -----------    -----------
   Net Realized and Unrealized Gain(Loss)
        on Investments                         (1,030,238)      (1,693,905)    (6,413,667)
                                                ==========     ===========    ===========


UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED
                                             ENDING 01/31/99   ENDING 01/31/00 10/31/1999
                                               ----------     ------------   ------------

Participants' Interest at Beginning of Period 116,459,881       92,660,744    116,459,883

Changes from Investment Activities:
   Net Investment Income                        1,839,780        1,407,344      6,759,864
   Net Realized Gain(Loss) on Investments          77,566          (17,277)       238,551
   Net Unrealized Gain(Loss) on Investments    (1,107,804)      (1,676,628)    (6,652,218)
                                              -----------      -----------    -----------
     Net Increase(Decrease) from
        Investment Activity                       809,542         (286,561)       346,197
                                              -----------      -----------    -----------


Changes from Participating Unit Transactions:
   Received from Issuance of  10,462 Units                         768,274     17,179,881
   Received from Issuance of 114,988 Units      5,112,216

   Payment on Redemption of 126,417 Units                       (9,282,171)   (41,325,217)
   Payment on Redemption of 128,684 Units      (6,134,671)
                                              -----------      -----------    -----------

     Net Increase(Decrease) from
        Participating Unit Transactions        (1,022,455)      (8,513,897)   (24,145,336)
                                              -----------      -----------    -----------

Participants' Interest at End of Period       116,246,969       83,860,286     92,660,744
                                              ===========      ===========     ==========



UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities

                                                  10/31/99                 01/31/00
                                             COST         MARKET       COST         MARKET
                                             -------------------    ------------------------

Assets:
   U.S. Government & Agency Obligations    36,219,926   36,245,019   29,834,376   29,580,558
   Corporate Bonds                         54,814,080   54,696,933   49,493,499   49,291,936
   Other Investments                          140,600      140,600    4,615,277    4,615,277
                                           ----------   ----------   ----------  -----------

     Total Investments                     91,174,606   91,082,552   83,943,152   83,487,771
                                           ==========               ===========

     Cash                                                        0                (1,121,888)
     Interest Receivable                                 1,586,313                 1,501,636
     Receivable for Securities Sold                              0                         0
                                                         ---------                ----------

Total Assets                                            92,668,865                83,867,519
                                                       ===========                ==========


Liabilities:
   Audit Fees Payable                                        8,121                     7,233
   Payable for Securities Sold                                   0                         0
                                                         ---------                ----------

Total Liabilities                                            8,121                     7,233
                                                         ---------                ----------

Participants' Interest:
     73.46 Per Unit on 1,261,504 units outstanding      92,660,744
     73.21 Per Unit on 1,145,549 units outstanding                                83,860,286
                                                       -----------                ----------

Total Liabilities and Participants' Equity              92,668,865                83,867,519
                                                       ===========              ============



UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations

                                                 QUARTER           QUARTER      FY ENDED
                                             ENDING 01/31/99   ENDING 01/31/00 10/31/1999
                                               ----------     ------------   ------------
Investment Income:
  Interest                                        421,489          396,484      1,515,680
                                              -----------      -----------    -----------
    Gross Investment Income                       421,489          396,484      1,515,680
  Less:  Audit Expense                               (859)            (866)        (3,456)
                                              -----------      -----------    -----------
    Net Investment Income                         420,630          395,618      1,512,224
                                              ===========      ===========     ==========

Realized and Unrealized Gain(Loss) on Investments:
  Realized Gain(Loss) on Investments:
    Proceeds from Sales                       111,958,292       61,407,319    356,426,945
    Cost of Securities Sold                   111,958,292       61,407,319    356,426,945
                                              -----------      -----------    -----------
      Net Realized Gain(Loss)                           0                0              0

  Unrealized Gain(Loss) on Investments:
    Beginning of Period                                 0                0              0
    End of Period                                       0                0              0
                                              -----------      -----------    -----------
      Net Unrealized Gain(Loss)                         0                0              0
                                              -----------      -----------    -----------
    Net Realized and Unrealized
        Gain(Loss) on Investments                       0                0              0
                                              ===========      ===========     ==========



UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED
                                             ENDING 01/31/99   ENDING 01/31/00 10/31/1999
                                               ----------     ------------   ------------

Participants' Interest at Beginning of Period  27,963,660       26,636,430     27,963,660

Changes from Investment Activities:
   Net Investment Income                          420,630          395,618      1,512,224
   Net Realized Gain(Loss) on Investments               0                0              0
   Net Unrealized Gain(Loss) on Investments             0                0              0
                                              -----------      -----------    -----------
       Net Increase(Decrease) from
        Investment Activity                       420,630          395,618      1,512,224
                                              -----------      -----------    -----------


Changes from Participating Unit Transactions:
   Received from Issuance of: 51,698 Units                       3,071,848     12,783,987
   Received from Issuance of:168,404 Units      7,071,892

   Payment on Redemption of:  24,881 Units                      (1,470,060)   (15,623,441)
   Payment on Redemption of:  65,596 Units     (1,294,804)
                                              -----------      -----------    -----------

       Net Increase(Decrease) from
        Participating Unit Transactions         5,777,088        1,601,788     (2,839,454)
                                              -----------      -----------    -----------

Participants' Interest at End of Period        34,161,378       28,633,835     26,636,430
                                              ===========      ===========     ==========




UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities

                                                  10/31/99                  01/31/00
                                             COST         MARKET       COST         MARKET
                                             -------------------    ------------------------
Assets:
 U.S. Government & Agency Obligations      12,976,183   12,976,183   19,381,246   19,381,246
 Commercial Paper                          10,793,431   10,793,431    7,247,411    7,247,411
 Other Investments                          2,758,860    2,758,860    1,887,080    1,887,080
                                          -----------  -----------   ----------  -----------

  Total Investments                        26,528,474   26,528,474   28,515,737   28,515,737
                                          ===========                ==========

  Cash                                                           0                         0
  Interest Receivable                                      110,679                   120,137
  Receivable for Securities Sold                                 0                         0
                                                       -----------               -----------

Total Assets                                            26,639,153                28,635,874
                                                       ===========               ===========


Liabilities:
 Audit Fees Payable                                          2,723                     2,039
 Payable for Securities Sold                                     0                         0
                                                       -----------               -----------

Total Liabilities                                            2,723                     2,039
                                                       -----------               -----------

Participants' Interest:
 58.84 Per Unit on 452,661 Units Outstanding            26,636,430
 59.72 Per Unit on 479,478 Units Outstanding                                      28,633,835
                                                       -----------               -----------

Total Liabilities and Participants' Equity              26,639,153                28,635,874
                                                       ===========               ===========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                           FOR QUARTER ENDING 1/31/00

After the Federal Reserve raised interest rates three times between June and December, most stocks fell from their summer highs. Even blue-chip favorites like Coca-Cola and Merck declined in value. The S&P 500 Index rose to record levels on the strength of its weighting in technology stocks. This Index was up 2.52% for the quarter and 10.35% for the preceding 12 months. Without the benefit of technology and telecommunications stocks, the S&P 500 would have shown a much smaller gain. Small-cap stocks also bounced back this quarter led by smaller technology stocks. For the quarter, the Russell 2000 Index of small capitalization stocks finished with gains of 16.05% for the quarter and 17.72% for the preceding 12 months.

Consumer confidence, record-low unemployment, economic growth and the wealth effect created by five straight years of sustained market gains supported the market. Investors ignored astronomical valuations among market leaders, poor market breadth, creeping interest rates and growing margin debt.

In the quarter, interest rates reached their highest levels in over two years. On November 16th, The Federal Reserve raised its rates for the third time in six months due to continuing inflationary fears and strong economic news. In December, rates moved even higher as segments of the equity markets rose to new highs. Most strategists are now predicting further Federal funds increases.

Pooled Equity Fund

During the quarter, new stock positions added or increased included Pepsico, Intel and Dayton Hudson. Stock positions decreased or deleted included Sensormatic Electronics Corp, Crown Cork & Seal, Nalco Chemical, J C Penney, Dillards and Global Industries Technologies. The Fund's total return (income plus price appreciation ) for the quarter ended 01/31/00 was -0.08%. For the quarter ended 01/31/99, the Fund's total return was 3.61% and for the fiscal year ended 10/31/99 the return was 11.63%. For the past 12 months, the total Fund returned 7.65%. Excluding cash reserves, the total return of stocks held by the Fund was -0.96% for the quarter and 7.67% for the last 12 months. The Fund ended the quarter with cash reserves of 30.90%.

Pooled Debt Fund

In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 35.3% of the portfolio is held in U.S. Government and Agency issues Approximately 67% of the portfolio will mature within five years. The weighted average life of the total portfolio is 3.8 years. The total return of the Fund was -0.34% for the quarter and -0.59% for the preceding 12 months. For the quarter ended 01/31/99, the Fund's total return was 0.68% and for the fiscal year ended 10/31/99 the return was 0.43%. The weighted yield to maturity at market was 7.29%.

Pooled Income Fund

The Fund continued to be invested in short-term U.S. Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.49% is equivalent to an annualized total return of 5.96%. For the quarter ended 01/31/99, the return was 1.30% and for the fiscal year ended 10/31/99 the return was 5.01%. For the past 12 months, the Fund returned 5.21%. The Fund has an average maturity of 16 days and a weighted yield to maturity of 5.39%.

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

(27)     Financial Data Schedule.

         27.1 - Pooled Income Fund
         27.2 - Pooled Equity Fund
         27.3 - Pooled Debt Fund

(99)     Additional Exhibits.

         None.

(b)      Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the three months ended January 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      The Collective Investment Trust for Which
                                      UMB Bank, n.a. is Trustee
                                                             (Registrant)

                                                    by UMB Bank, n.a. as trustee


Date:  October 12, 2000            By:       /s/Steve Campbell
                                    ---------------------------
                                                    Steve Campbell
                                                    Senior Vice President


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

INDEX TO EXHIBITS

27.1    Financial Data Schedule for Pooled Income Fund

27.2    Financial Data Schedule for Pooled Equity Fund

27.3    Financial Data Schedule for Pooled Debt Fund

27.1  Article 5 FDS - Pooled  Income
The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2000, and is qualified in its entirety by reference to such Financial Statements.


PERIOD-TYPE                                    3 MTHS
FISCAL-YEAR-END                                10/31/2000
PERIOD-END                                      1/31/2000
CASH                                                    0
SECURITIES                                     28,515,737
RECEIVABLES                                       120,137
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                          0
PP&E                                                    0
DEPRECIATION                                            0
TOTAL-ASSETS                                   28,635,874
CURRENT-LIABILITIES                                 2,039
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                                  0
OTHER-SE                                       28,633,835
TOTAL-LIABILITY-AND-EQUITY                     28,635,874
SALES                                                   0
TOTAL-REVENUES                                    396,484
CGS                                                     0
TOTAL-COSTS                                             0
OTHER-EXPENSES                                       (866)
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                     395,618
INCOME-TAX                                              0
INCOME-CONTINUING                                 395,618
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                        395,618
EPS-PRIMARY                                         $0.85
EPS-DILUTED                                         $0.85

27.1  Article 5 FDS - Pooled  Equity
The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2000, and is qualified in its entirety by reference to such Financial Statements.

PERIOD-TYPE                                    3 MTHS
FISCAL-YEAR-END                                10/31/2000
PERIOD-END                                      1/31/2000
CASH                                                    0
SECURITIES                                    147,243,819
RECEIVABLES                                       258,076
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                          0
PP&E                                                    0
DEPRECIATION                                            0
TOTAL-ASSETS                                  147,501,895
CURRENT-LIABILITIES                                 9,787
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                                  0
OTHER-SE                                      147,492,108
TOTAL-LIABILITY-AND-EQUIT                     147,501,895
SALES                                                   0
TOTAL-REVENUES                                  1,101,419
CGS                                                     0
TOTAL-COSTS                                             0
OTHER-EXPENSES                                    (6,586)
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                   1,094,833
INCOME-TAX                                              0
INCOME-CONTINUING                               1,094,833
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                      1,094,833
EPS-PRIMARY                                         $0.79
EPS-DILUTED                                         $0.79

27.1  Article 5 FDS - Pooled  Debt
The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2000, and is qualified in its entirety by reference to such Financial Statements.

PERIOD-TYPE                                    3 MTHS
FISCAL-YEAR-END                                10/31/2000
PERIOD-END                                      1/31/2000
CASH                                           (1,121,888)
SECURITIES                                     83,487,771
RECEIVABLES                                     1,501,636
ALLOWANCES                                              0
INVENTORY                                               0
CURRENT-ASSETS                                          0
PP&E                                                    0
DEPRECIATION                                            0
TOTAL-ASSETS                                   83,867,519
CURRENT-LIABILITIES                                 7,233
BONDS                                                   0
PREFERRED-MANDATORY                                     0
PREFERRED                                               0
COMMON                                                  0
OTHER-SE                                       83,860,286
TOTAL-LIABILITY-AND-EQUITY                     83,867,519
SALES                                                   0
TOTAL-REVENUES                                  1,410,681
CGS                                                     0
TOTAL-COSTS                                             0
OTHER-EXPENSES                                     (3,336)
LOSS-PROVISION                                          0
INTEREST-EXPENSE                                        0
INCOME-PRETAX                                   1,407,344
INCOME-TAX                                              0
INCOME-CONTINUING                               1,407,344
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET-INCOME                                      1,407,344
EPS-PRIMARY                                         $1.17
EPS-DILUTED                                         $1.17