Form 10-Q
period 2000-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2000-10-24
CIK 206005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





                 For the quarterly period ended April 30, 2000

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

                                Yes / X /      No /  /

The number of units of participation outstanding as of April 30, 2000.

                  Pooled Equity Fund -  12,071,319
                  Pooled Debt Fund -    10,300,445
                  Pooled Income Fund -   4,222,319

                         PART I -- FINANCIAL INFORMATION
                       -----------------------------------

Item 1.    Financial Statements.

                              INTRODUCTORY COMMENTS

The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 1999.


UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations

                                         QUARTER           QUARTER      FY ENDED     6 MONTHS         6 MONTHS
                                     ENDING 04/30/99   ENDING 04/30/00 10/31/1999  ENDED 04/30/00   ENDED 04/30/99
                                       ----------     ------------   ------------     ------------     ------------


Investment Income:
   Dividends                             829,344         547,113        3,123,083       1,109,911       1,598,384
   Interest                              542,023         461,296        2,255,589         999,917       1,320,707
                                      ----------      ----------      -----------     -----------     -----------
     Gross Investment Income           1,371,367       1,008,409        5,378,672       2,109,828       2,919,091

   Less:Audit Expense & Foreign Taxes     (2,938)         (2,336)          (9,424)         (8,922)         (5,279)
                                      ----------      ----------      -----------     -----------     -----------

       Net Investment Income           1,368,429       1,006,073        5,369,248       2,100,906       2,913,812
                                      ==========      ==========      ===========     ===========     ===========

Realized and Unrealized Gain(Loss) on Investments:
    Realized Gain(Loss) on Investments:
       Proceeds from Sales           184,358,090     116,905,290      723,610,458     224,448,846     405,661,076
       Cost of Securities Sold       177,395,543     115,323,401      708,210,090     224,600,254     393,034,239
                                     -----------     -----------      -----------     -----------    ------------
            Net Realized Gain(Loss)    6,962,547       1,581,889       15,400,368        (151,408)     12,626,837

    Unrealized Gain(Loss) on Investments:
       Beginning of Period            11,060,807      13,848,149       11,650,629      13,443,563      11,650,626
       End of Period                  22,889,344      12,671,647       13,443,563      12,671,647      22,889,344
                                     -----------     -----------      -----------     -----------     -----------
            Net Unrealized Gain(Loss) 11,828,537      (1,176,502)       1,792,934        (771,916)     11,238,718
                                     -----------     -----------      -----------     -----------     -----------

    Net Realized and Unrealized
        Gain(Loss) on Investments     18,791,084         405,387       17,193,302        (923,324)     23,865,555
                                     ===========     ===========      ===========     ===========     ===========

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED     6 MONTHS         6 MONTHS
                                             ENDING 04/30/99   ENDING 04/30/00 10/31/1999  ENDED 04/30/00   ENDED 04/30/99
                                               ----------     ------------   ------------     ------------     ------------
Participants' Interest at Beginning of Period     186,414,065      147,492,108   186,528,690      147,424,965   186,528,690

Changes from Investment Activities:
   Net Investment Income                            1,368,429        1,006,073     5,369,248        2,100,906     2,913,812
   Net Realized Gain(Loss) on Investments           6,962,547        1,581,889    15,400,368         (151,408)   12,626,837
   Net Unrealized Gain(Loss) on Investments        11,828,537       (1,176,502)    1,792,934         (771,916)   11,238,718
                                                 ------------     ------------   -----------      -----------   -----------
     Net Increase(Decrease) from
        Investment Activity                        20,159,513        1,411,460    22,562,550        1,177,582    26,779,367
                                                 ------------     ------------   -----------      -----------   -----------


Changes from Participating Unit Transactions:
   Received from Issuance of 186,267 Units                           2,416,744    19,759,460                     10,122,813
   Received from Issuance of  31,792 Units          3,128,023                                       8,944,493

   Payment on Redemption of 865,775 Units                          (21,137,034)  (81,425,735)
   Payment on Redemption of 102,248 Units         (10,090,727)                                    (27,363,762)  (23,819,990)
                                                  -----------     ------------   -----------    -------------   -----------

     Net Increase(Decrease) from
        Participating Unit Transactions            (6,962,704)     (18,720,290)  (61,666,275)     (18,419,269)  (13,697,183)
                                                  -----------     ------------   -----------    -------------   -----------

Participants' Interest at End of Period           199,610,874      130,183,278   147,424,965      130,183,278   199,610,874
                                                  ===========     ============   ===========    =============   ===========

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities

                                               10/31/99                   04/30/00
                                          COST          MARKET       COST         MARKET
                                             -------------------    ------------------------

Assets:
   Common Stock                           95,854,601    109,298,164    93,483,969   106,155,618
   Commercial Paper                       24,203,751     24,203,751    28,993,344    28,993,344
   Other Investments                       4,003,642      4,003,642             0
                                         -----------    -----------    ----------  ------------

     Total Investments                   124,061,994    137,505,557   122,477,313   135,148,962
                                         ===========                  ===========

    Cash                                                          0                           0
    Interest Receivable                                     207,862                     166,925
    Receivable for Securities Sold                        9,718,972                      20,343
                                                        -----------               -------------

Total Assets                                            147,432,391                 135,336,230
                                                        ===========               =============


Liabilities:
    Audit Fees Payable                                        7,426                   5,140,830
    Payable for Securities Sold                                                          12,122
                                                        -----------               -------------

Total Liabilities                                             7,426                   5,152,952
                                                        -----------               -------------

Participants' Interest:
    106.86 Per Unit on  1,379,603 Units Outstanding     147,424,965
     10.78 Per Unit on 12,071,319 Units Outstanding                                 130,183,278
                                                        -----------               -------------

Total Liabilities and Participants' Equity              147,432,391                 135,336,230
                                                        ===========               =============
See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations

                                                 QUARTER           QUARTER      FY ENDED     6 MONTHS         6 MONTHS
                                             ENDING 04/30/99   ENDING 04/30/00 10/31/1999  ENDED 04/30/00   ENDED 04/30/99
                                               ----------     ------------   ------------     ------------     ------------
Investment Income:

Investment Income:
   Interest                                    1,751,404        1,712,482       6,769,984        3,123,163        3,590,971
                                              ----------      -----------    ------------    -------------     ------------
      Gross Investment Income                  1,751,404        1,712,482       6,769,984        3,123,163        3,590,971

   Less:  Audit Expense                           (2,361)          (2,336)        (10,120)          (5,672)          (2,148)
                                              ----------      -----------    ------------    -------------     ------------

      Net Investment Income                    1,749,043        1,710,147       6,759,864        3,117,491        3,588,823
                                              ==========      ===========    ============    =============     ============

Realized and Unrealized Gain(Loss) on Investments:
   Realized Gain(Loss) on Investments:
      Proceeds from Sales                     15,790,145       31,822,550      97,742,670       45,632,751       42,041,475
      Cost of Securities Sold                 15,714,577       32,538,037      97,504,119       46,365,515       41,888,341
                                              ----------      -----------    ------------    -------------     ------------
          Net Realized Gain(Loss)                 75,568         (715,486)        238,551         (732,764)         153,134

   Unrealized Gain(Loss) on Investments:
      Beginning of Period                      5,452,360       (1,768,682)      6,560,164          (92,054)       6,560,163
      End of Period                            2,870,168       (1,528,710)        (92,054)      (1,528,710)       2,870,168
                                              ----------      -----------    ------------    -------------     ------------
          Net Unrealized Gain(Loss)           (2,582,192)         239,972      (6,652,218)      (1,436,657)      (3,689,995)
                                              ----------      -----------    ------------    -------------     ------------

      Net Realized and Unrealized
        Gain(Loss) on investments             (2,506,624)        (475,515)     (6,413,667)      (2,169,420)      (3,536,861)
                                              ==========      ===========    ============    =============     ============

See note to Condensed Financial Statements.

UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED     6 MONTHS         6 MONTHS
                                             ENDING 04/30/99   ENDING 04/30/00 10/31/1999  ENDED 04/30/00   ENDED 04/30/99
                                               ----------     ------------   ------------     ------------     ------------
Participants' Interest at Beginning of Period  116,246,969      83,860,287    116,459,883       92,660,744      116,459,883

Changes from Investment Activities:
   Net Investment Income                         1,749,043       1,710,147      6,759,864        3,117,491        3,588,823
   Net Realized Gain(Loss) on Investments           75,568        (715,486)       238,551         (732,764)         153,134
   Net Unrealized Gain(Loss) on Investments     (2,582,192)        239,972     (6,652,218)      (1,436,657)      (3,689,995)
                                               -----------      ----------    -----------      -----------     ------------
     Net Increase(Decrease) from
         Investment Activuty                      (757,581)      1,234,633        346,197          948,070           51,962
                                               -----------      ----------    -----------      -----------     ------------

Changes from Participating Unit Transactions:
   Received from Issuance of: 131,577 Units                      1,344,407     17,179,881        2,112,681
   Received from Issuance of:  41,672 Units      3,032,616                                                        8,144,830

   Payment on Redemption of:  665,477 Units                     (9,816,953)   (41,325,217)     (19,099,121)
   Payment on Redemption of:   86,545 Units     (6,405,376)                                                     (12,540,047)
                                               -----------      ----------    -----------      -----------     ------------
      Net Increase(Decrease) from
        Participating Unit Transactions         (3,372,760)     (8,472,546)   (24,145,336)     (16,986,440)      (4,395,217)
                                               -----------      ----------    -----------      -----------     ------------
Participants' Interest at End of Period        112,116,628      76,622,374     92,660,744       76,622,374      112,116,628
                                               ===========      ==========    ===========     ============     ============

See note to Condensed Financial Statements.



UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities

                                                 10/31/99                   04/30/00
                                             COST         MARKET        COST         MARKET
                                             -------------------    ------------------------
Assets:
   U.S. Government & Agency Obligations   36,219,926     36,245,019  40,345,528   40,591,718
   Corporate Bonds                        54,814,080     54,696,933  32,353,116   31,444,343
   Other Investments                         140,600        140,600   3,461,264    3,427,094
                                          ----------     ----------  ----------   ----------
          Total Investments               91,174,606     91,082,552  76,159,908   75,463,155
                                          ==========                 ==========

          Cash                                                    0                        0
          Interest Receivable                             1,586,313                1,168,787
          Receivable for Securities Sold                          0                        0
                                                         ----------               ----------

Total Assets                                             92,668,865               76,631,942
                                                         ==========               ==========


Liabilities:
   Audit Fees Payable                                         8,121                    9,568
   Payable for Securities Sold                                    0                        0
                                                          ---------               ----------

Total Liabilities                                             8,121                    9,568
                                                          ---------               ----------

Participants' Interest:
    73.46 Per Unit on  1,261,504 Units Outstanding       92,660,744
     7.44 Per Unit on 10,300,445 Units Outstanding                                76,622,374
                                                        -----------               ----------

Total Liabilities and Participants' Equity               92,668,865               76,631,942
                                                        ===========               ==========

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations

                                                 QUARTER           QUARTER      FY ENDED     6 MONTHS         6 MONTHS
                                             ENDING 04/30/99   ENDING 04/30/00 10/31/1999  ENDED 04/30/00   ENDED 04/30/99
                                               ----------     ------------   ------------     ------------     ------------
Investment Income:
  Interest                                      351,164          383,019     1,515,680          779,503         772,653
                                             -----------      -----------  ------------     ------------    ------------
      Gross Investment Income                   351,164          383,019     1,515,680          779,503         772,653

  Less:  Audit Expense                             (866)            (856)       (3,456)          (1,722)         (1,724)
                                             -----------      -----------  ------------     ------------    ------------

      Net Investment Income                     350,298          382,163     1,512,224          777,781         770,929
                                             ===========      ===========  ============     ============    ============

Realized and Unrealized Gain(Loss) on Investments:
  Realized Gain(Loss) on Investments:
    Proceeds from Sales                      85,806,357       79,997,188   356,426,945      141,404,507     197,764,649
    Cost of Securities Sold                  85,806,357       79,997,188   356,426,945      141,404,507     197,764,649
                                             -----------      -----------  ------------    -------------    ------------
      Net Realized Gain(Loss)                         0                0             0                0               0

  Unrealized Gain(Loss) on Investments:
    Beginning of Period                               0                0             0                0
    End of Period                                     0                0             0                0               0
                                             -----------      -----------  ------------     ------------    ------------
      Net Unrealized Gain(Loss)                       0                0             0                0               0
                                             -----------      -----------  ------------     ------------    ------------

    Net Realized and Unrealized
    Gain(Loss) on Investments                         0                0             0                0               0
                                             ===========      ===========  ============     ============    ============

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED     6 MONTHS         6 MONTHS
                                             ENDING 04/30/99   ENDING 04/30/00 10/31/1999  ENDED 04/30/00   ENDED 04/30/99
                                               ----------     ------------   ------------     ------------     ------------
Participants' Interest at Beginning of Period   34,161,378      28,633,835    27,963,660       26,636,430      27,963,660

Changes from Investment Activities:
  Net Investment Income                            350,298         382,163     1,512,224          777,781         770,929
  Net Realized Gain(Loss) on Investments                 0               0             0                0               0
  Net Unrealized Gain(Loss) on Investments               0               0             0                0               0
                                                -----------    ------------  ------------      -----------     -----------
    Net Increase(Decrease) from
     Investment Activity                           350,298         382,163     1,512,224          777,781         770,929
                                                -----------    ------------  ------------      -----------     -----------


Changes from Participating Unit Transactions:
  Received from Issuance of:  96,065 Units                         858,965    12,783,987        3,930,813
  Received from Issuance of:  13,884 Units         790,632                                                      7,862,523

  Payment on Redemption of:  374,632 Units                      (4,288,901)  (15,623,441)      (5,758,962)
  Payment on Redemption of:   50,173 Units      (2,856,256)                                                    (4,151,060)
                                                -----------    ------------  ------------      -----------     -----------

    Net Increase(Decrease) from Participating
     Unit Transactions                          (2,065,624)     (3,429,936)   (2,839,454)      (1,828,149)      3,711,463
                                                -----------    ------------  ------------      -----------     -----------

Participants' Interest at End of Period         32,446,052      25,586,062    26,636,430       25,586,062      32,446,052
                                                ===========    ============  ============      ===========     ===========

See note to Condensed Financial Statements.



UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities

                                                 10/31/99                  04/30/00
                                             COST         MARKET       COST         MARKET
                                             -------------------    ------------------------
Assets:
  U.S. Government & Agency Obligations    12,976,183   12,976,183   17,300,728    17,300,728
  Commercial Paper                        10,793,431   10,793,431    8,195,022     8,195,022
  Other Investments                        2,758,860    2,758,860
                                          -----------    ---------  -----------   -----------

     Total Investments                    26,528,474   26,528,474   25,495,750    25,495,750
                                          ===========               ===========

     Cash                                                       0                          0
     Interest Receivable                                  110,679                     93,208
     Receivable for Securities Sold                             0                          0
                                                       -----------                -----------

Total Assets                                           26,639,153                 25,588,958
                                                       ===========                ===========


Liabilities:
  Audit Fees Payable                                        2,723                      2,896
  Payable for Securities Sold                                   0                          0
                                                       -----------                -----------

Total Liabilities                                           2,723                      2,896
                                                       -----------                -----------

Participants' Interest:
   58.84 Per Unit on   452,661 units outstanding       26,636,430
    6.05 Per Unit on 4,222,319 units outstanding                                  25,586,062
                                                       -----------                -----------

Total Liabilities $ Participants' Equity               26,639,153                 25,588,958
                                                       ===========                ===========






Footnote to financial statements:

On March 15, 2000, the Funds  converted  from monthly to daily offering  shares.
Thus, the Funds now provide shareholders with a daily net asset value. Also, the Board of the Funds approved a 10 for one stock split with an ex-date and effective date of February 18, 2000.


           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                           FOR QUARTER ENDING 4/30/00

The quarter featured a tug-of-war between the "New Economy" Technology stocks and the "Old Economy" consistent growth segments of the market. Daily volatility dominated the market and a wave of new public offerings set records during the quarter. In March, large sustainable growth company stocks performed well. As long as inflation remains tame, it appears that consistent, high-quality, growth-oriented companies will perform well long term. The S&P 500 Index was up 4.4% for the quarter and 10.13% for the preceding 12 months. The strongest sectors were technology, telecommunications and health. In the small capitalization arena, the Russell 2000 index of small capitalization stocks was up 2.31% for the quarter and 18.43% for the preceding twelve months.

The U.S. economy continued to provide a favorable setting for strong equity and bond markets. Economic growth maintained its feverish pace, despite a slowdown in income growth, higher short-term interest rates and climbing energy costs. During the quarter, short-term rates rose as the Federal Reserve raised benchmark rates twice. Intermediate and long-term rates trended down at the end of the quarter, as the government pursued its plan to buy back long Treasuries. The federal debt continued to be reduced, and inflation remained under control. The quarter also saw a flight to quality in the bond markets as the interest rate spread widened between government-guaranteed Treasuries and other fixed-income securities.

Pooled Equity Fund

During the quarter, new stock positions added or increased included McDonalds Corp, Microsoft Corp, Oracle Corporation, Computer Sciences Corp, Lucent Technologies and Hewlett Packard. Stock positions decreased or deleted included Transocean Sedco Forex Inc, Electronic Data Systems Corp, Bob Evans Farms and Comsat Corp Series 1. The Fund's total return (income plus price appreciation) for the quarter was 0.99%. The Fund's return for the quarter ended 04/30/99 was 11.25% and for the fiscal year ended 10/31/99 the return was 11.63%. For the past 12 months, the total Fund returned -2.28%. Excluding cash reserves, the total return of stocks held by the Fund was -0.04% for the quarter and -6.14% for the last 12 months. The Fund ended the quarter with cash reserves of 22.24%.

Pooled Debt Fund

In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 49.7% of the portfolio is held in U.S. Government and Agency issues. Approximately 69.4% of the portfolio will mature within five years. The weighted average life of the total portfolio is 3.6 years. The total return of the Fund was 1.58% for the quarter and 1.65% for the preceding 12 months. The Fund's return for the quarter ended 04/30/99 was -0.66% and for the fiscal year ended 10/31/99 the return was 0.43%. The weighted yield to maturity at market was 7.09%.

Pooled Income Fund

The Fund continues to be invested in short-term U.S. Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.44% is equivalent to an annualized total return of 5.76%. The Fund's return for the quarter ended 04/30/99 was 1.07% and for the fiscal year ended 10/31/99 the return was 5.01%. For the past 12 months, the fund returned 5.59%. The Fund has an average maturity of 21 days and a weighted yield to maturity of 5.65%.

                          PART II -- OTHER INFORMATION
                        --------------------------------

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

(27)     Financial Data Schedule.

         27.1 - Pooled Income Fund
         27.2 - Pooled Equity Fund
         27.3 - Pooled Debt Fund

(99)     Additional Exhibits.

         None.

(b)      Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the three months ended April 30, 2000.

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

27.1 Article 5 FDS - Pooled Income The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 6 Months Ending April 30, 2000, and is qualified in its entirety by reference to such Financial Statements.


PERIOD-TYPE                         3 MTHS             6 MTHS
FISCAL-YEAR END                   10/31/2000           10/30/2000
PERIOD-END                        4/30/2000            4/30/2000
CASH                              0                    0
SECURITIES                        25,495,750           25,495,750
RECEIVABLES                       93,208               93,208
ALLOWANCES                        0                    0
INVENTORY                         0                    0
CURRENT-ASSETS                    0                    0
PP&E                              0                    0
DEPRECIATION                      0                    0
TOTAL-ASSETS                      25,588,958           25,588,958
CURRENT-LIABILITIES               2,896                2,896
BONDS                             0                    0
PREFERRED-MANDATORY               0                    0
PREFERRED                         0                    0
COMMON                            0                    0
OTHER-SE                          25,586,062           25,586,062
TOTAL-LIABILITY-AND-EQUITY        25,588,958           25,588,958
SALES                             0                    0
TOTAL-REVENUES                    383,019              779,503
CGS                               0                    0
TOTAL-COST                        0                    0
OTHER-EXPENSE                     (856)                (1,722)
LOSS-PROVISION                    0                    0
INTEREST-EXPENSE                  0                    0
INCOME-PRETAX                     382,163              777,781
INCOME-TAX                        0                    0
INCOME-CONTINUING                 382,163              777,781
DISCONTINUED                      0                    0
EXTRAORDINARY                     0                    0
CHANGES                           0                    0
NET-INCOME                        382,163              777,781
EPS-PRIMARY                       $0.08                $0.17
EPS-DILUTED                       $0.08                $0.17

27.1  Article 5 FDS - Pooled  Equity
The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 6 Months Ending April 30, 2000, and is qualified in its entirety by reference to such Financial Statements.

PERIOD-TYPE                         3 MTHS             6 MTHS
FISCAL-YEAR END                   10/31/2000           10/31/2000
PERIOD-END                        4/30/2000            4/30/2000
CASH                              0                    0
SECURITIES                        135,148,962          135,148,962
RECEIVABLES                       187,268              187,268
ALLOWANCES                        0                    0
INVENTORY                         0                    0
CURRENT-ASSETS                    0                    0
PP&E                              0                    0
DEPRECIATION                      0                    0
TOTAL-ASSETS                      135,336,230          135,336,230
CURRENT-LIABILITIES               5,152,952            5,152,952
BONDS                             0                    0
PREFERRED-MANDATORY               0                    0
PREFERRED                         0                    0
COMMON                            0                    0
OTHER-SE                          130,183,278          130,183,278
TOTAL-LIABILITY-AND-EQUITY        135,336,230          135,336,230
SALES                             0                    0
TOTAL-REVENUES                    1,008,409            2,109,828
CGS                               0                    0
TOTAL-COST                        0                    0
OTHER-EXPENSE                     (2,336)              (8,922)
LOSS-PROVISION                    0                    0
INTEREST-EXPENSE                  0                    0
INCOME-PRETAX                     1,006,073            2,100,906
INCOME-TAX                        0                    0
INCOME-CONTINUING                 1,006,073            2,100,906
DISCONTINUED                      0                    0
EXTRAORDINARY                     0                    0
CHANGES                           0                    0
NET-INCOME                        1,006,073            2,100,906
EPS-PRIMARY                       $0.08                $0.16
EPS-DILUTED                       $0.08                $0.16

27.1  Article  5 FDS -  Pooled  Debt
The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 6 Months Ending April 30, 2000, and is qualified in its entirety by reference to such Financial Statements.

PERIOD-TYPE                         3 MTHS              6 MTHS
FISCAL-YEAR END                   10/31/2000           10/31/2000
PERIOD-END                        4/30/2000            4/30/2000
CASH                              0                    0
SECURITIES                        75,463,155           75,463,155
RECEIVABLES                       1,168,787            1,168,787
ALLOWANCES                        0                    0
INVENTORY                         0                    0
CURRENT-ASSETS                    0                    0
PP&E                              0                    0
DEPRECIATION                      0                    0
TOTAL-ASSETS                      76,631,942           76,631,942
CURRENT-LIABILITIES               9,568                9,568
BONDS                             0                    0
PREFERRED-MANDATORY               0                    0
PREFERRED                         0                    0
COMMON                            0                    0
OTHER-SE                          76,622,374           76,622,374
TOTAL-LIABILITY-AND-EQUITY        76,631,942           76,631,942
SALES                             0                    0
TOTAL-REVENUES                    1,712,482            3,123,163
CGS                               0                    0
TOTAL-COST                        0                    0
OTHER-EXPENSE                     (2,336)              (5,672)
LOSS-PROVISION                    0                    0
INTEREST-EXPENSE                  0                    0
INCOME-PRETAX                     1,710,147            3,117,491
INCOME-TAX                        0                    0
INCOME-CONTINUING                 1,710,147            3,117,491
DISCONTINUED                      0                    0
EXTRAORDINARY                     0                    0
CHANGES                           0                    0
NET-INCOME                        1,710,147            3,117,491
EPS-PRIMARY                       $0.16                $0.27
EPS-DILUTED                       $0.16                $0.27