Form 10-Q
period 2000-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2000-10-24
CIK 206005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





                 For the quarterly period ended July 31, 2000

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

                                Yes / X /      No /  /

The number of units of participation outstanding as of July 31, 2000.

                  Pooled Equity Fund - 10,469,633
                  Pooled Debt Fund -    9,337,219
                  Pooled Income Fund -  3,742,100

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


UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations

                                         QUARTER           QUARTER      FY ENDED        9 Months        9 Months
                                     ENDING 07/31/99   ENDING 07/31/00 10/31/1999     Ended 7-31-00  Ended 7-31-99
                                       ----------     ------------    ------------     ------------  ------------


Investment Income:
Dividends                            $     800,755   $    457,624    $  3,123,083    $1,567,535       $2,399,139
Interest                                   516,674        300,128       2,255,589     1,300,044        1,837,381
                                     --------------  -------------- --------------  ------------    ------------
Gross Investment Income                  1,317,429        757,752       5,378,672     2,867,579        4,236,520

Less:  Audit Expense                        (2,361)        (2,336)         (9,424)      (11,257)          (7,640)
                                     --------------  -------------  --------------  ------------    ------------

Net Investment Income                  $ 1,315,068   $    755,416   $   5,369,248     2,856,322        4,228,880
                                     ==============  =============  ==============  ==============  ============

Realized and Unrealized Gain(Loss) on Investments:
Realized Gain(Loss) on Investments:
Proceeds from Sales                  $ 142,737,353   $ 85,146,358   $ 723,610,458   309,595,204      548,398,429
Cost of Securities Sold                140,685,894     87,322,394     708,210,090   311,922,648      533,720,133
                                     --------------  -------------  --------------  ------------    ------------
Net Realized Gain(Loss)                  2,051,459     (2,176,036)     15,400,368    (2,327,444)      14,678,296

Unrealized Gain(Loss) on Investments:
Beginning of Period                     22,889,344     12,671,647      11,650,629    13,443,563       11,650,626
End of Period                           24,019,648     12,378,336      13,443,563    12,378,336       24,019,648
                                     --------------   ------------  --------------  ------------    ------------
Net Unrealized Gain(Loss)                1,130,304       (293,311)      1,792,934    (1,065,227)      12,369,022
                                     --------------   ------------  --------------  ------------    ------------

Net Realized and Unrealized
 Gain(Loss) on Investment            $   3,181,763   $ (2,469,347)  $  17,193,302    (3,392,671)      27,047,318
                                     =============   =============  ==============  ==============  ============

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED     9 MONTHS         9 MONTHS
                                             ENDING 07/31/99   ENDING 07/31/00 10/31/1999  ENDED 07/31/00   ENDED 07/31/99
                                               ----------     ------------   ------------     ------------     ------------
Participants' Interest at Beginning of Period  $ 199,610,874  $ 130,183,278   $ 186,528,690   $ 147,424,965  $ 186,528,690

Changes from Investment Activities:
  Net Investment Income                            1,315,068        755,416       5,369,248       2,856,322      4,228,880
  Net Realized Gain(Loss) on Investments           2,051,459     (2,176,036)     15,400,368      (2,327,444)    14,678,296
  Net Unrealized Gain(Loss) on Investments         1,130,304       (293,311)      1,792,934      (1,065,227)    12,369,022
                                               --------------  -------------  --------------  -------------- --------------
Net Increase(Decrease) from Investment Activity    4,496,831     (1,713,931)     22,562,550        (536,349)    31,276,198
                                               --------------  -------------  --------------  -------------- --------------

Changes from Participating Unit Transactions:
  Received from Issuance of:   32,978 Units        3,737,271                     19,759,460
  Received from Issuance of:  986,480 Units                      10,578,614                      19,523,107     10,732,059

  Payment on Redemption of:   206,065 Units      (23,278,172)                   (81,425,735)
  Payment on Redemption of: 2,586,644 Units                     (27,760,295)                    (55,124,057)   (43,970,143)
                                               --------------  -------------  --------------  -------------- --------------

Net Increase(Decrease) from Participating
        Unit Transactions                        (19,540,901)   (17,181,681)    (61,666,275)    (35,600,950)   (33,238,084)
                                                -------------  -------------  --------------  -------------- --------------

Participants' Interest at End of Period        $ 184,566,804  $ 111,287,666   $ 147,424,965   $ 111,287,666  $ 184,566,804
                                               ==============  =============  ==============  ============== ==============

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities

                                                  10/31/99                    07/31/00
                                             COST          MARKET        COST         MARKET
                                             -------------------       ------------------------

Assets:
  Common Stock                            $ 95,854,601  $ 109,298,164  $ 88,358,733 $ 100,737,069
  Commercial Paper                          24,203,751     24,203,751     9,005,477     9,005,477
  Other Investments                          4,003,642      4,003,642     1,509,933     1,509,933
                                          ------------  -------------  ------------  ------------

    Total Investments                     $ 124,061,994 $ 137,505,557  $ 98,874,143 $ 111,252,479
                                          =============                ============

  Cash                                                              0                     (78,380)
  Interest Receivable                                         207,862                     128,026
  Receivable for Securities Sold                            9,718,972                           0
                                                        -------------              --------------
Total Assets                                            $ 147,432,391               $ 111,302,125
                                                        =============              ==============


Liabilities:
  Audit Fees Payable                                    $       7,426               $      14,459
  Payable for Securities Sold                                       0                           0
                                                        -------------              --------------

    Total Liabilities                                           7,426                      14,459
                                                        -------------              --------------

Participants' Interest:
 106.86 Per Unit on  1,379,603 Units Outstanding          147,424,965
  10.63 Per Unit on 10,469,633 Units Outstanding                                      111,287,666
                                                        -------------              --------------

Total Liabilities and Participants' Equity              $ 147,432,391               $ 111,302,125
                                                        =============              ==============

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations

                                                 QUARTER           QUARTER      FY ENDED        9 Months        9 Months
                                             ENDING 07/31/99   ENDING 07/31/00 10/31/1999    Ended 7-31-00   Ended 7-31-99
                                               ----------     ------------   ------------    ------------    ------------
Investment Income:
  Interest                                    $ 1,666,922      $ 1,184,826    $ 6,769,984     4,307,989        5,257,893
                                              ------------     ------------    ----------    ----------       ----------
    Gross Investment Income                     1,666,922        1,184,826      6,769,984     4,307,989        5,257,893

  Less:  Audit Expense                             (2,361)          (2,335)       (10,120)       (8,007)          (4,509)
                                              ------------     ------------     ----------   ----------       ----------
    Net Investment Income                     $ 1,664,561      $ 1,182,491    $ 6,759,864     4,299,982        5,253,384
                                              ============     ============     ==========   ==========       ==========

Realized and Unrealized Gain(Loss) on Investments:
  Realized Gain(Loss) on Investments:
    Proceeds from Sales                       $23,512,136      $11,885,047    $97,742,670    57,517,799       65,553,611
    Cost of Securities Sold                    23,467,613       11,879,963     97,504,119    58,245,478       65,355,954
                                              ------------     ------------   -----------    ----------       ----------
      Net Realized Gain(Loss)                      44,523            5,084        238,551       727,679          197,657


  Unrealized Gain(Loss) on Investments:
    Beginning of Period                         2,870,168       (1,528,710)     6,560,164       (92,054)       6,560,163
    End of Period                                 401,983         (961,829)       (92,054)     (961,829)         401,982
                                              -----------      ------------    -----------    ----------      ----------
      Net Unrealized Gain(Loss)                (2,468,185)         566,881     (6,652,218)     (869,775)      (6,158,181)
-----------------------------------------

                                              ------------     ------------   -----------     ----------      ----------
    Net Realized and Unrealized
        Gain(Loss) on Investments             $(2,423,662)     $   571,965    $(6,413,667)     (142,096)      (5,960,524)
                                              ============      ===========   ===========     ==========      ==========

See note to Condensed Financial Statements.

UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED     9 MONTHS         9 MONTHS
                                             ENDING 07/31/99   ENDING 07/31/00 10/31/1999  ENDED 07/31/00   ENDED 07/31/99
                                               ----------     ------------   ------------     ------------     ------------
Participants' Interest at Beginning of Period $ 112,116,628  $ 876,622,374  $ 116,459,883  $ 92,660,744     $ 116,459,881

Changes from Investment Activities:
  Net Investment Income                           1,664,561      1,182,491      6,759,864     4,299,982         5,253,384
  Net Realized Gain(Loss) on Investments             44,523          5,084        238,551      (727,679)          197,657
  Net Unrealized Gain(Loss) on Investments       (2,468,185)       566,881     (6,652,218)     (869,775)       (6,158,181)
                                              -------------- -------------- -------------- -------------    --------------
     Net Increase(Decrease) from
        Investment Activity                        (759,101)     1,754,456        346,197     2,702,528          (707,140)
                                              -------------- -------------- -------------- -------------    --------------

Changes from Participating Unit Transactions:
  Received from Issuance of:   56,553 Units       4,105,574                    17,179,881                      15,535,633
  Received from Issuance of:1,285,587 Units                      9,619,880                   11,732,561

  Payment on Redemption of:   155,160 Units     (11,301,666)                  (41,325,217)                    (27,126,939)
  Payment on Redemption of: 2,248,757 Units                    (16,844,254)                 (35,943,377)
                                              -------------- -------------- -------------- -------------    --------------

     Net Increase(Decrease) from Participating
      Unit Transactions                          (7,196,092)    (7,224,374)   (24,145,336)  (24,210,816)      (11,591,306)
                                              -------------- -------------- -------------- -------------    --------------

Participants' Interest at End of Period       $ 104,161,435  $  71,152,456   $ 92,660,744  $ 71,152,456     $ 104,161,435
                                              ============== ============== ============== =============    ==============

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities

                                                 10/31/99                   07/31/00
                                             COST         MARKET        COST         MARKET
                                             -------------------    ------------------------
Assets:
  U.S. Government & Agency Obligations   $ 36,219,926  $ 36,245,019  $ 35,712,958  $ 36,439,280
  Corporate Bonds                          54,814,080    54,696,933    34,009,179    33,182,337
  Other Investments                           140,600       140,600       157,469       157,469
                                          -----------  ------------  ------------  ------------
Total Investments                         $91,174,606  $ 91,082,552  $ 69,879,606  $ 69,779,086
                                          ===========                ============
  Cash                                                            0                           0
Interest Receivable                                       1,586,313                   1.385,274
Receivable for Securities Sold                                    0                           0
                                                       ------------                ------------
Total Assets                                           $ 92,668,865                $ 71,164,360
                                                       ============                ============
Liabilities:
  Audit Fees Payable                                        $ 8,121                    $ 11,904
  Payable for Securities Sold                                     0                           0
                                                       ------------                ------------
Total Liabilities                                             8,121                      11,904
                                                       ------------                ------------
Participants' Interest:
  73.46 Per Unit on 1,261,504 Units Outstanding          92,660,744
   7.62 Per Unit on 9,337,219 Units Outstanding                                      71,152,456
                                                       ------------                ------------

Total Liabilities and Participants' Equity            $  92,668,865                $ 71,164,360
                                                      =============                ============

See note to Condensed Financial Statements.


UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations

                                                 QUARTER           QUARTER      FY ENDED     9 MONTHS         9 MONTHS
                                             ENDING 07/31/99   ENDING 07/31/00 10/31/1999  ENDED 07/31/00   ENDED 07/31/99
                                               ----------     ------------   ------------     ------------     ------------
Investment Income:
  Interest                                   $    387,363     $    393,273     $ 1,515,680    $ 1,172,776    $ 1,160,016
                                              ------------     ------------  ---------------  -----------    -----------
    Gross Investment Income                       387,363          393,273       1,515,680      1,172,776      1,160,016

  Less:  Audit Expense                               (866)            (856)         (3,456)        (2,578)        (2,590)
                                              ------------     ------------  ---------------  -----------    -----------

    Net Investment Income                    $    386,497     $    392,417     $ 1,512,224      1,170,198      1,157,426
                                              ===========      ============  ================ ============   ===========

Realized and Unrealized Gain(Loss) on Investments:
  Realized Gain(Loss) on Investments:
    Proceeds from Sales                      $ 85,151,629     $ 62,947,759   $ 356,426,945    204,352,266    282.916.279
    Cost of Securities Sold                    85,151,629       62,948,116     356,426,945    204,352,623    282,916,279
                                              ------------     ------------  ---------------  -----------    -----------
     Net Realized Gain(Loss)                            0             (357)              0           (357)             0

  Unrealized Gain(Loss) on Investments:
    Beginning of Period                                                  0               0              0              0
    End of Period                                       0                0               0              0              0
                                              ------------     ------------  ---------------  -----------    -----------
      Net Unrealized Gain(Loss)                         0                0               0              0              0
                                              ------------     ------------  ---------------  -----------    -----------

    Net Realized and Unrealized Gain(Loss)
                on Investments               $          -     $       (357)  $           -           (357)             0
                                              ============     ============  ===============  ============   ===========

See note to Condensed Financial Statements.



UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest

                                                 QUARTER           QUARTER      FY ENDED     9 MONTHS         9 MONTHS
                                             ENDING 07/31/99   ENDING 07/31/00 10/31/1999  ENDED 07/31/00   ENDED 07/31/99
                                               ----------     ------------   ------------     ------------     ------------
Participants' Interest at Beginning of Period   $ 32,446,051     $ 25,586,062  $ 27,963,660   $ 26,636,430    $ 27,963,659

Changes from Investment Activities:
  Net Investment Income                              386,497          392,417     1,512,224      1,170,198       1,157,426
  Net Realized Gain(Loss) on Investments                   0             (357)            0           (357)              0
  Net Unrealized Gain(Loss) on Investments                 0                0             0              0               0
                                                -------------    ------------- -------------  -------------   -------------
    Net Inc(Dec)from Investment Activity             386,497          392,060     1,512,224      1,169,841       1,157,426
                                                -------------    ------------- -------------  -------------   -------------


Changes from Participating Unit Transactions:
  Received from Issuance of:  24,756 Units         1,425,384                     12,783,987                     11,686,034
  Received from Issuance of:  38,582 Units                            235,713                    4,166,526

  Payment on Redemption of:   77,126 Units        (4,447,926)                   (15,623,441)                   (10,997,113)
  Payment on Redemption of:  515,800 Units                         (3,165,762)                  (8,924,724)
                                                -------------    ------------- -------------  -------------   -------------

    Net Inc(Dec) from Participating Unit
       Transactions                               (3,022,542)      (2,930,049)   (2,839,454)    (4,758,188)        688,921
                                                -------------    ------------- -------------  -------------   -------------

Participants' Interest at End of Period         $ 29,810,006     $ 23,048,073  $ 26,636,430   $ 23,048,073    $ 29,810,006
                                                =============    ============= =============  =============   =============

See note to Condensed Financial Statements.



UMB BANK, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities

                                                 10/31/99                  07/31/00
                                             COST         MARKET       COST         MARKET
                                             -------------------    ------------------------
Assets:
  U.S. Government & Agency Obligations   $ 12,976,183  $ 12,976,183  $  5,931,157  $  5,931,157
  Commercial Paper                         10,793,431    10,793,431    14,411,214    14,411,214
  Other Investments                         2,758,860     2,758,860     2,599,030     2,599,030
                                         ------------  ------------  ------------  ------------
    Total Investments                    $ 26,528,474  $ 26,528,474  $ 22,941,401  $ 22,941,401
                                         ============                ============
  Cash                                                            0                           0
  Interest Receivable                                       110,679                     110,423
  Receivable for Securities Sold                                  0                           0
                                                       ------------                ------------
Total Assets                                           $ 26,639,153                $ 23,051,824
                                                       ============                ============


Liabilities:
  Audit Fees Payable                                   $      2,723                $      3,751
  Payable for Securities Sold                                     0                           0
                                                       ------------                ------------

Total Liabilities                                             2,723                       3,751
                                                       ------------                ------------

Participants' Interest:
  58.84 Per Unit on   452,661 Units Outstanding          26,636,430
   6.16 Per Unit on 3,742,100 Units Outstanding                                      23,048,073
                                                       ------------                ------------

Total Liabilities and Participants' Equity             $ 26,639,153                $ 23,051,824
                                                       ============                ============

Footnote to financial statements:

On March 15, 2000, the Funds  converted  from monthly to daily offering  shares.
Thus, the Funds now provide shareholders with a daily net asset value. Also, the Board of the Funds approved a 10 for one stock split with an ex-date and effective date of February 18, 2000.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                           FOR QUARTER ENDING 7/31/00


During the quarter, investors continued to look for signs that the economy would cool off to a more sustainable rate in order to contain inflation and keep the Federal Reserve from raising interest rates, as it has done six times in the past thirteen months. While interest rates remained the key concern of the market, corporate profits also came into play. Companies that could not meet earnings expectations were punished.

The "old economy" stocks struggled during the quarter, as did telecommunication shares. Drug stocks and some consumer stocks, spurred by merger activity, led the way to higher prices in the broad market. Small capitalization stocks did not fare much better than large capitalization stocks during the quarter. For the quarter, the Russell 2000 Index of small cap stocks fell -0.80. The market capitalization weighted S&P 500 Index return was down -1.20 for the quarter and down -1.98 for the year-to-date.

In the middle of the quarter, the Federal Reserve raised its rates one-half percentage point. This increase was the largest in more than five years. This move was in reaction to continued high economic growth and fears about inflation. The dampening efforts taken by the Federal Reserve may be taking effect. Investors also seem to be more cautious which should help reduce the speculation in the market place.

Pooled Equity Fund

During the period, new stock positions were taken in Procter and Gamble, Gateway, U.S. West, Rohm & Haas, Amgen, Genetech and PE Biosystems. Positions were deleted in Transocean Sedco, Electronic Data Systems, Bob Evans Farms, Comsat Corp, Too Inc, Donnelly R R & Sons, Worthington Industries, Dun and Bradstreet, Bassett Furniture, American Greetings, Kennametal, Eastman Kodak, Lanier Worldwide, Stride Rite and Hercules. The Fund's total return (income plus price appreciation) for the quarter was -0.51% The Fund's return for the quarter ended 07/31/99 was 2.25% and for the fiscal year ended 10/31/99 was 11.63%. For the past 12 months, the total Fund returned -4.91%. Excluding cash reserves, the total return of stocks held by the Fund was -1.09% for the quarter and -8.83% for the last 12 months. The Fund ended the period with cash reserves of 9.47%.

Pooled Debt Fund

In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 52% of the portfolio is held in U.S. Government and Agency issues. Approximately 63% of the portfolio will mature within five years. The weighted average life of the total portfolio is 3.7 years. The total return of the Fund was 2.64% for the quarter and 5.07% for the preceding 12 months. The Fund's total return for the quarter ended 07/31/99 was -0.71% and for the fiscal year ended 10/31/99 was 0.43%. At period end, the current yield of the Fund was approximately 6.23%. The weighted yield to maturity at market was 6.85%.

Pooled Income Fund

The Fund continues to be invested in short-term U.S. Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.69% is equivalent to an annualized total return of 6.93%. The Fund's return for the quarter ended 07/31/99 was 1.25% and for the fiscal year ended 10/31/99 was 5.01%. For the past 12 months, the Fund returned 6.05%. The Fund has an average maturity of 17 days and a weighted yield to maturity of 6.42%.

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

(27)     Financial Data Schedule.

         27.1 - Pooled Income Fund
         27.2 - Pooled Equity Fund
         27.3 - Pooled Debt Fund

(99)     Additional Exhibits.

         None.

(b)      Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the three months ended July 31, 2000.

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

27.1  Article 5 FDS - Pooled  Income

The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 9 Months Ending July 31, 2000, and is qualified in its entirety by reference to such Financial Statements.


PERIOD-TYPE                                   3 MTHS            9 MTHS
FISCAL-YEAR END                             10/31/2000        10/31/2000
PERIOD-END                                  7/31/2000         7/31/2000
CASH                                        0                 0
SECURITIES                                  22,941,401        22,941,401
RECEIVABLES                                 110,423           110,423
ALLOWANCES                                  0                 0
INVENTORY                                   0                 0
CURRENT-ASSETS                              0                 0
PP&E                                        0                 0
DEPRECIATION                                0                 0
TOTAL-ASSETS                                23,051,824        23,051,824
CURRENT-LIABILITIES                         3,751             3,751
BONDS                                       0                 0
PREFERRED-MANDATORY                         0                 0
PREFERRED                                   0                 0
COMMON                                      0                 0
OTHER-SE                                    23,048,073        23,048,073
TOTAL-LIABILITY-AND-EQUITY                  23,051,824        23,051,824
SALES                                       0                 0
TOTAL-REVENUES                              393,274           1,172,776
CGS                                         0                 0
TOTAL-COST                                  0                 0
OTHER-EXPENSE                               (856)             (2,578)
LOSS-PROVISION                              0                 0
INTEREST-EXPENSE                            0                 0
INCOME-PRETAX                               392,417           1,170,198
INCOME-TAX                                  0                 0
INCOME-CONTINUING                           392,417           1,170,198
DISCONTINUED                                0                 0
EXTRAORDINARY                               0                 0
CHANGES                                     0                 0
NET-INCOME                                  392,417           1,170,198
EPS-PRIMARY                                 $0.10             $0.28
EPS-DILUTED                                 $0.10             $0.28

27.1  Article 5 FDS - Pooled  Equity
The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 9 Months Ending July 31, 2000, and is qualified in its entirety by reference to such Financial Statements.

PERIOD-TYPE                                   3 MTHS            9 MTHS
FISCAL-YEAR-END                             10/31/2000        10/31/2000
PERIOD-END                                  7/31/2000         7/31/2000
CASH                                        (78,380)          (78,380)
SECURITIES                                  111,252,479       111,252,479
RECEIVABLES                                 128,026           128,026
ALLOWANCES                                  0                 0
INVENTORY                                   0                 0
CURRENT-ASSETS                              0                 0
PP&E                                        0                 0
DEPRECIATION                                0                 0
TOTAL-ASSETS                                111,302,125       111,302,125
CURRENT-LIABILITIES                         14,459            14,459
BONDS                                       0                 0
PREFERRED-MANDATORY                         0                 0
PREFERRED                                   0                 0
COMMON                                      0                 0
OTHER-SE                                    111,287,666       111,287,666
TOTAL-LIABILITY-AND-EQUITY                  111,302,125       111,302,125
SALES                                       0                 0
TOTAL-REVENUES                              757,751           2,867,579
CGS                                         0                 0
TOTAL-COST                                  0                 0
OTHER-EXPENSE                               (2,336)           (11,257)
LOSS-PROVISION                              0                 0
INTEREST-EXPENSE                            0                 0
INCOME-PRETAX                               755,416           2,856,322
INCOME-TAX                                  0                 0
INCOME-CONTINUING                           755,416           2,856,322
DISCONTINUED                                0                 0
EXTRAORDINARY                               0                 0
CHANGES                                     0                 0
NET-INCOME                                  755,416           2,856,322
EPS-PRIMARY                                 $0.07             $0.24
EPS-DILUTED                                 $0.07             $0.24

27.1  Article 5 FDS - Pooled  Debt
The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 9 Months Ending July 31, 2000, and is qualified in its entirety by reference to such Financial Statements.

PERIOD-TYPE                                   3 MTHS           9 MTHS
FISCAL-YEAR END                             10/31/2000        10/31/2000
PERIOD-END                                  7/31/2000         7/31/2000
CASH                                        0                 0
SECURITIES                                  69,779,086        69,779,086
RECEIVABLES                                 1,385,274         1,385,274
ALLOWANCES                                  0                 0
INVENTORY                                   0                 0
CURRENT-ASSETS                              0                 0
PP&E                                        0                 0
DEPRECIATION                                0                 0
TOTAL-ASSETS                                71,164,360        71,164,360
CURRENT-LIABILITIES                         11,904            11,904
BONDS                                       0                 0
PREFERRED-MANDATORY                         0                 0
PREFERRED                                   0                 0
COMMON                                      0                 0
OTHER-SE                                    71,152,456        71,152,456
TOTAL-LIABILITY-AND-EQUITY                  71,164,360        71,164,360
SALES                                       0                 0
TOTAL-REVENUES                              1,184,826         4,307,989
CGS                                         0                 0
TOTAL-COST                                  0                 0
OTHER-EXPENSE                               (2,335)           (8,007)
LOSS-PROVISION                              0                 0
INTEREST-EXPENSE                            0                 0
INCOME-PRETAX                               1,182,491         4,299,982
INCOME-TAX                                  0                 0
INCOME-CONTINUING                           1,182,491         4,299,982
DISCONTINUED                                0                 0
EXTRAORDINARY                               0                 0
CHANGES                                     0                 0
NET-INCOME                                  1,182,491         4,299,982
EPS-PRIMARY                                 $0.12             $0.39
EPS-DILUTED                                 $0.12             $0.39