Form 10-K
period 2000-10-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2001-02-13
CIK 206005

10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 & 15(d) OF THE
SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

For the fiscal year ended October 31, 2000

Commission File number: 2-58109

THE COLLECTIVE INVESTMENT TRUST*
(Exact Name of the registrant as specified in its charter)
* as defined herein

Incorporated pursuant to the Laws of Missouri State

Internal Revenue Service — Employer Identification No. NONE

UMB BANK, N.A., TRUSTEE
Trust Department
1010 Grand Avenue
Kansas City, Missouri 66214
(Address of principal executive offices and zip code)

(816) 860-7000
(Registrant's telephone number, including area code)

NONE
Securities registered pursuant to Section 12(b) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not b contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the voting stock held by non-affiliates: NONE

Documents incorporated in reference into Part I:
Registrant's Registration Statement on Form S-1
(Commission file no. 33-86470)

PART I

Item 1. Business

UMB Bank, N.A., the principle executive offices of which are located in Kansas City, Missouri ("the Bank"), is trustee of three collective investment Trusts (collectively referred to herein as the "Funds" or singularly as a "Fund") that provide investment mediums for certain qualified retirement plans for which the Bank serves as trustee. The Funds are:

a.	The Fund for Pooling Equity Investments of Employee Trusts (the "Pooled Equity Fund"), the primary investment objective of which is growth in the value of the units of participation in the Fund through investments in equity securities;
b.	The Fund for Pooling Debt Investments of Employee Trusts (the "Pooled Debt Fund"), the primary investment objective of which is the stability of the underlying assets through the investment in fixed income obligations and growth in the value of the units of participation in the Fund through reinvestment of the income from such obligations;
c.	The Pooled Income Fund for Employee Trusts (the "Pooled Income Fund") the primary investment objective of which is to provide a high degree of liquidity through the investment of short-term fixed income obligations with growth in the value of the units of participation in the Fund through reinvestment of the income from such obligations.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the units of participation in the Funds, and dividends are not paid on such units. On October 31, 2000 there were 212 holders of units of participation in the Fund for Pooling Equity Investments of Employee Trusts, 211 holders of units of participation in the Fund for Debt Investments of Employee Trusts, and 107 holders of units of participation in the Pooled Income Fund for Employees Trusts. The closing value of a unit of the Fund for Pooling Equity Investments of Employee Trusts, of the Fund for Pooling Debt Investments of Employee Trusts, and of the Pooled Income Fund for Employee Trusts were, respectively, $ 11.04, $7.76 and $ 6.26.

[Remainder of Page Intentionally Left Blank]

Item 6. Selected Financial Data

POOLED EQUITY FUND                10/31/96         10/31/97           10/31/98          10/31/99          10/31/00
                                --------------   --------------     --------------    --------------    --------------
Securities at Market            259,171,312      214,522,751        184,150,793       137,505,557       110,118,838
Receivables                         436,199        2,472,209          2,387,087         9,926,834           116,416
Total Assets                    259,607,511      216,994,960        186,537,880       147,432,391       110,235,254
Current Liabilities                   8,214            9,190              9,190             7,426             9,829
Participants' Interest          259,599,297      216,985,770        186,528,690       147,424,965       110,225,425
Total Liabilities and
      Participants Interest     259,607,511      216,994,960        186,537,880       147,432,391       110,235,254
Total Investment Income           9,169,196        7,486,364          6,638,807         5,378,672         3,495,189
Other Expense                       (11,563)          (9,131)            (9,190)           (9,424)           (9,354)
Net Realized and
     Unrealized Gains
(Losses)                         25,953,359       42,086,301         10,448,767        17,193,302            51,995
Net Investment Income             9,157,633        7,477,233          6,629,617         5,369,248         3,485,835
Net Income per Share                     $0.91            $1.65              $0.78            $ 0.33            $ 0.31

POOLED DEBT FUND                  10/31/96         10/31/97          10/31/98           10/31/99          10/31/00
                                --------------   --------------     --------------    --------------    --------------
Securities at Market            166,226,032      127,865,784        114,535,305        91,082,552        67,647,135
Receivables                       2,757,097        2,148,730          1,933,768         1,586,313         1,065,968
Total Assets                    168,983,129      130,014,514        116,469,073        92,668,865        68,713,103
Current Liabilities                   8,635            9,190              9,190             8,121           627,077
Participants' Interest          168,974,494      130,005,324        116,459,883        92,660,744        68,086,026
Total Liabilities and
      Participants Interest     168,983,129      130,014,514        116,469,073        92,668,865        68,713,103
Total Investment Income          11,618,424        9,653,774          7,710,035         6,769,984         5,379,015
Other Expense                        (9,826)          (9,190)            (9,190)          (10,120)          (11,246)
Net Realized and
     Unrealized Gains
(Losses)                         (1,581,733)       1,388,875          3,720,371        (6,413,667)       (1,331,211)
Net Investment Income            11,608,598        9,644,584          7,700,845         6,759,864         5,367,769
Net Income per Share                    $ 0.36            $0.47             $ 0.64            $ 0.47            $ 0.53

POOLED INCOME FUND                10/31/96         10/31/97          10/31/98           10/31/99          10/31/00

                                --------------   --------------     --------------    --------------    --------------
Securities at Market             44,161,577       34,903,580         27,840,827        26,528,474        22,389,845
Receivables                         173,726           89,885            126,202           110,679            72,747
Total Assets                     44,335,303       34,993,465         27,967,029        26,639,153        22,462,592
Current Liabilities                   2,750            3,369              3,369             2,723             1,630
Participants' Interest           44,332,553       34,990,096         27,963,660        26,636,430        22,460,962
Total Liabilities and
      Participants Interest      44,335,303       34,993,465         27,967,029        26,639,153        22,462,592
Total Investment Income           2,963,509        2,198,406          1,724,563         1,515,680         1,551,790
Other Expense                        (2,744)          (3,369)            (3,369)           (3,456)           (3,400)
Net Realized and
     Unrealized Gains
(Losses)                            (29,992)          (2,045)                 0                 0                 0
Net Investment Income             2,960,765        2,195,037          1,721,194         1,512,224         1,548,390
Net Income per Share                    $ 0.26           $ 0.28             $ 0.30            $ 0.32            $ 0.38

* Per unit information has been adjusted to reflect a 10 for 1 unit split paid during the quarter ended April 30, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the year investors continued to look for signs that the economy would cool off to a more sustainable rate to contain inflation and keep the Federal Reserve on hold, after raising interest rates six times during the past year.

Interest rates and inflation, being boosted by higher oil prices, remains the key concerns of the market. Questions about corporate profits and growth rates are coming to the forefront. Companies that do not meet earnings and revenues expectations are severely punished in the marketplace.

Stocks suffered intense volatility in the Spring. After a spectacular rise in the NASDAQ Index for the first half of the year, the high tech dominated index reversed itself for the second half. For the year, the roller coaster ride investors took on NASDAQ, resulted in a positive return of 13.78%. The market is still questioning the future for tech stocks, as their price earnings ratios remain high by historic measures.

The old economy stocks also struggled during the second half of the year, as did telecommunication shares. Leading the way higher in the broad market were drug stocks, utilities and some consumer stocks.

The S&P 500 Index turned in a lackluster return of 6.09% for the year ended 10/31/00. One of the lowest returns in several years.

Small capitalization stocks fared somewhat better than large capitalization stocks, a trend not seen for several years. In a mirror image to the large cap market, early weakening was followed by later strength. The Russell 2000 Index of small capitalization stocks rose 17.41% for the year.

The global markets in general were less volatile than the U.S. markets. The higher interest rates in the U.S. kept the dollar strong and forced many central banks to raise rates to stabilize their currencies. Therefore, their equity markets suffered. There was particular concern about the rebound or lack thereof in the Japanese economy. The MCI EAFE Index was down -2.66% for the year.

It appeared that the Federal Reserve was finished raising rates after their May increases. Although short-term rates had risen during the year, the longer-term market was anticipating the Fed easing and the economy slowing as the year came to an end. The Lehman Brothers Government/Credit Intermediate Index was up 6.46% for the year.

The dampening effects taken by the Federal Reserve appear by some signs finally to be taking effect. Investors also seem to be more cautious, with a new administration in Washington, which should help reduce the speculation in the market. Is the stock market building a base for recovery or will we see a continuation of the volatility that we saw last year is still being questioned by investors.

POOLED FUND COMMENTARY

The three collective investment funds included in this report are for the use of "Qualified Retirement Trusts" such as yours. These three funds, the Pooled Equity Fund, Pooled Debt Fund and Pooled Income Fund, represent a pool of capital of about $350 million. Participating accounts benefit from this large concentration of capital by receiving constant investment attention, lower brokerage commissions on large trades, and broad diversification which reduces risk and enhances investment opportunities. Investment programs to meet the objectives of each individual trust can be designed by adjusting the ratio of participation in the various funds.

POOLED EQUITY FUND

During the year, new stock positions were taken in Texas Instruments,Altera Corp.,Emerson Electric, Nokia Corp,Amgen,Avaya,Computer Sciences Corp.,Dell Computer, Gateway Inc.,Genentech, Intel, Lucent Technologies, Microsoft, Oracle,PE Corp,Pepsico,Proctor & Gamble, Qwest Copmmunications, Rohm &Haas, and TargetCorp. Positions were deleted in Mallinckrodt Inc.,C. R. Bard Inc., TRW Inc., Cooper Industries, Novell Inc.,American Greetings, Bassett Furniture, Bob Evans Farms, Chubb, Comsat,Crown Cork & Seal,Dillards,Donnelley R R & Sons,Dun & Bradstreet, Eastman Kodak, Electronic Datat Systems, Global Industries Technologies, Hercules Inc., Kennametal, Nalco Chemical, J.C. Penney, Phelps Dodge, Sensormatic Electronics, Stride Rite, Too Inc.,and Worthington Industries. The fund's total return (income plus price appreciation) for the quarter was 2.91%. For the past 12 months, the total Fund returned 3.32% Excluding cash reserves, the total return of stocks held by the Fund was 3.76% for the quarter and 1.61% for the last 12 months. The Fund ended the period with cash reserves of 10.29%.

POOLED DEBT FUND

In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 55.0% of the portfolio is held in U.S. Government and Agency issues. Approximately 69% of the portfolio will mature within five years. The weighted average life of the total portfolio is 3.6 yrs. The total return of the Fund was 1.68% for the quarter and 5.66% for the preceding 12 months. At period end, the current yield of the fund was approximately 6.17% . The weighted yield to maturity at market was 6.50%.

POOLED INCOME FUND

The Fund continues to be invested in short-term U.S. Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.64% is equivalent to an annualized total return of 6.72%. For the past 12 months, the fund returned 6.41%. The Fund has an average maturity of 17 days and a weighted yield to maturity of 6.62%.

Item 8. Financial Statements and Supplementary Data

The financial statements are attached hereto and filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statements.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant has no directors or executive officers. The Bank is trustee and certain officers and employees of the Bank devote a portion of their time to managing the Funds.

Item 11. Executive Compensation

Not applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable

Item 13. Certain Relationships and Related Transactions

Not applicable

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

a.    Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements: The financial statements filed as a part of this report are set forth on the index to the Audited Financial Statements and Other Financial Information on page F-1 of this report.
(2).	Financial Statement Schedules: Not applicable
(3)	Financial Statement Exhibits: All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.
(3)	Financial Statement Exhibits: All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession Not applicable
(3)	Articles of Incorporation and Bylaws Not applicable
(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1     The UMB Bank, N.A., Master Plan and Trust for Self-Employed Individuals, as amended on January 1, 1991, is attached as Exhibit 4.1 to post-effective amendment no. 5 to the Registrant's registration statements on Form S-1 (Commission file no. 33-27170) and is incorporated herein by reference as Exhibit 4.2.

4.2     The Plan and Declaration of Trust for the Fund for Pooling Equity Investments of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.2 to Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.

4.3     The Plan and Declaration of Trust for the Fund for Pooling Debt. Investments of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.3 to Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.

(9)	Voting Trust Agreement. Not applicable
(10)	Material Contracts Not applicable
(11)	Statement regarding Computation of Per Share Earnings Not applicable
(12)	Statement Regarding Computation of Ratios Not applicable
(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders Not applicable
(16)	Letter Regarding Change in Certifying Accountants Not applicable
(16)	Letter Regarding Change in Certifying Accountants Not applicable
(16)	Letter Regarding Change in Certifying Accountants Not applicable
(18)	Letter Regarding Change in Accounting Principles Not applicable
(21)	Subsidiaries of Registrant Not applicable
(22)	Published Report Regarding Matters Submitted to Vote of Security Holders Not applicable
(23)	Consents of Experts and Counsel Not applicable
(24)	Power of Attorney Not applicable
(27)	Financial Data Schedule Not applicable
(28)	Information from Reports Furnished to State Insurance Regulatory Authorities. Not applicable
(99)	Additional Exhibits Not applicable

b.   Reports Filed on Form 8-K.

      No report Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1937, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COLLECTIVE INVESTMENT TRUSTS

By UMB Bank, n.a.

As Trustee

Date: January 29, 2001

/s/ Edward J. McShane, Jr.
---------------------------------------------
Edward J. McShane, Jr.
Executive Vice President

Date: January 29, 2001

/s/ E. Frank Ware
---------------------------------------------
E. Frank Ware
Executive Vice President and
Trust Accounting Officer

The Registrant has no directors.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

(The remainder of this page is intentionally left blank)

Independent Accountants' Report

Board of Directors
UMB Bank, n.a.
Kansas City, Missouri

       We have audited the accompanying statements of assets and liabilities of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. (the Funds), including the statements of investments held, as of October 31, 2000 and 1999, and the related statements of operations and participants' interest for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Funds' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. as of October 31, 2000 and 1999, and the results of its operations and the changes in its participants' interest for each of the three years in the period ended October 31, 2000, in conformity with generally accepted accounting principles.

/s/ BAIRD, KURTZ and DOBSON

Kansas City, Missouri
November 30, 2000

UMB BANK, n.a.
FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENTS OF ASSETS AND LIABILITIES
OCTOBER 31, 2000 AND 1999

                                          2000                                   1999
                            -------------------------------------------------------------------
                                 Cost              Market            Cost             Market
                            --------------------------------------------------------------------
ASSETS
Investments:

Common stocks                  $ 85,906,212     $ 98,719,237    $ 95,854,601      $109,298,164
Commercial paper                 10,037,926       10,037,926      24,203,751        24,203,751
Short-term money market fund      1,361,675        1,361,675       4,003,642         4,003,642
                            --------------------------------------------------------------------
                               $ 97,305,813      110,118,838    $124,061,994       137,505,557
                              ==============                   ==============

Interest and dividends receivable                    116,416                           207,862
Receivable for securities sold                                                       9,718,972
                                                ------------                   ---------------
                                                 110,235,254                       147,432,391
LIABILITIES
Disbursements in excess of demand
   deposit cash                                        5,302
Audit fee payable                                      4,527                             7,426
                                                -------------                    -------------
                                                       9,829                             7,426
                                                -------------                    -------------

PARTICIPANTS INTEREST,
Equivalent to $11.04 per unit on 9,983,282
   units outstanding in 2000 and $10.69
   per unit on 13,796,030 units outstanding
   in 1999                                     $ 110,225,425                     $ 147,424,965
                                                =============                     =============

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENT OF INVESTMENTS HELD
OCTOBER 31, 2000

                                                                   2000
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
                                                  Shares or
                                                  Principal
                                                     Amount        Cost          Market
                                    -----------------------------------------------------

COMMON STOCKS - 89.7%

CONSUMER NONDURABLES - 15.5%

FOOD:
ARCHER DANIELS MIDLAND CO.                          168,466    $ 1,972,322   $ 1,972,322
MCDONALDS CORP.                                      70,000      2,765,150     2,170,000
                                                              ---------------------------
   TOTAL FOOD                                                    4,737,472     4,023,126

BEVERAGES:
PEPSICO INC.                                         66,800      2,264,854     3,235,625
                                                              ---------------------------
HEALTHCARE:
BAXTER INTERNATIONAL INC.                            12,000        112,700       986,250
BRISTOL MYERS SQUIBB CO.                             35,000      2,412,770     2,132,812
COVANCE INC.                                        130,500      2,240,458     1,125,563
GENETECH                                             18,600      1,297,161     1,534,500
                                                              ---------------------------
   TOTAL HEALTHCARE                                              6,063,089     5,779,125
                                                              ---------------------------
COSMETICS and TOILETRIES:
KIMBERLY-CLARK CORP                                  40,500      2,206,295     2,673,000
PROCTOR and GAMBLE CO                                19,000      1,255,435     1,357,313
                                                              ---------------------------
   TOTAL COSMETICS and TOILETRIES                                3,461,730     4,030,313
                                                              ---------------------------
   TOTAL CONSUMER NONDURABLES                                   16,527,145    17,068,189
                                                              ---------------------------

SERVICES - 4.9%

MEDIA:
KNIGHT RIDDER INC                                    27,000      1,428,167     1,356,750
                                                              ---------------------------
RETAIL:
THE LIMITED INC.                                     84,000        704,916     2,121,000
TARGET CORPORATION                                   71,000      2,302,878     1,961,375
                                                              ---------------------------
   TOTAL RETAIL                                                  3,007,794     4,082,375
                                                              ---------------------------
   TOTAL SERVICES                                                4,435,961     5,439,125
                                                              ---------------------------
CONSUMER DURABLES - 2.2%

AUTOMOTIVE:
GENUINE PARTS CO.                                   108,900      1,745,240     2,320,931
                                                              ---------------------------

CAPITAL GOODS - 31.8%

ELECTRICAL and NETWORKING EQUIPMENT:
CISCO SYSTEMS INC.                                   36,000        389,625     1,939,500
                                                              ---------------------------
ELECTRONICS:
MOLEX INC.                                           75,000      2,257,257     4,050,000
EMERSON ELECTRIC CO.                                 26,000      1,693,770     1,909,375
                                                              ---------------------------
   TOTAL ELECTRONICS                                             3,951,027     5,959,375
                                                              ---------------------------
SEMICONDUCTORS:
ALTERA CORPORATION                                   35,000      1,703,356     1,432,812
INTEL CORPORATION                                    58,000      2,318,187     2,610,000
TEXAS INSTRUMENTS INC.                               32,000      1,624,778     1,570,000
                                                              ---------------------------
   TOTAL SEMICONDUCTORS                                          5,646,321     5,612,812
                                                              ---------------------------
SOFTWARE:
MICROSOFT CORPORATION                                19,000      1,738,685     1,308,625
ORACLE SYSTEMS CORPORATION                           30,000      1,231,449       990,000
                                                              ---------------------------
   TOTAL SOFTWARE                                                2,970,134     2,298,625
                                                              ---------------------------

INFORMATION TECHNOLOGY SERVICES/SYSTEMS:
AVAYA INC.                                            2,250        111,397        30,234
COMPUTER SCIENCES CORPORATION                        16,000      1,288,120     1,008,000
DELL COMPUTER CORP                                   15,000        823,125       442,500
GATEWAY INC.                                         22,000      1,204,254     1,135,420
LUCENT TECHNOLOGIES INC                              27,000      1,642,191       629,438
NOKIA CP ADS PFD                                     25,000        757,448     1,068,750
PE CORP-PE BIOSYSTEMS GROUP                          17,800      1,296,666     2,082,600
QWEST COMMUNICATIONS INT'L COMM.                     29,398      1,201,897     1,429,478
                                                              ---------------------------
   TOTAL INFORMATION TECHNOLOGY SERVICES/SYSTEMS                 8,325,098     7,826,420
                                                              ---------------------------

MACHINERY and EQUIPMENT:

COMPAQ COMPUTER CORP                                 40,000        974,500     1,216,400
HARRIS CORPORATION                                   82,000      2,200,482     2,598,375
HEWLETT PACKARD CO                                   23,400      1,053,017     1,086,637
SNAP ON INC.                                         53,000      1,158,170     1,354,813
                                                              ---------------------------
   TOTAL MACHINERY and EQUIPMENT                                 5,386,169     6,256,225
                                                              ---------------------------
OFFICE EQUIPMENT:
INTERNATIONAL BUSINESS MACHINES                      32,000      3,785,253     3,152,000
                                                              ---------------------------
MISCELLANEOUS:
GRAINGER, W. W., INC.                                61,000      2,101,253     1,948,187
                                                              ---------------------------
   TOTAL CAPITAL GOODS                                          32,554,880    34,993,144
                                                              ---------------------------

BASIC MATERIALS - 19.7%

CHEMICALS:
ENGELHARD CORP.                                     197,000      4,201,456     4,112,375
ROHM AND HAAS CO.                                    35,000      1,173,102     1,052,188
AMGEN INC.                                           17,800      1,218,282     1,031,287
                                                              ---------------------------
   TOTAL CHEMICALS                                               6,592,840     6,195,850
                                                              ---------------------------
METAL AND MINING:
BRUSH WELLMAN INC.                                   56,700        719,250     1,158,806
MINNESOTA MINING and MANUFACTURING                   24,000      1,702,597     2,319,000
                                                              ---------------------------
   TOTAL METAL AND MINING                                        2,421,847     3,477,806
                                                              ---------------------------
PAPER AND FORESTRY PRODUCTS:
INTERNATIONAL PAPER CO.                              14,852        366,850       543,955
WEYERHAEUSER CO.                                     26,000        475,292     1,220,375
                                                              ---------------------------
   TOTAL PAPER AND FORESTRY PRODUCTS                               842,142     1,764,330
                                                              ---------------------------

PETROLEUM:

HALLIBURTON CO.                                      39,000        663,984     1,445,437
KERR MCGEE CORP.                                     31,000      1,174,960     2,024,688
PHILLIPS PETROLEUM CO.                               39,000      1,598,952     2,408,250
SCHLUMBERGER LIMITED                                 13,000        471,873       989,625
USX MARATHON GROUP                                  124,000      2,431,762     3,371,250
                                                              ---------------------------
   TOTAL PETROLEUM                                               6,341,531    10,239,250
                                                              ---------------------------
   TOTAL BASIC MATERIALS                                        16,198,360    21,677,236
                                                              ---------------------------

TRANSPORTATION - 0.7%

RAILROADS:
UNION PACIFIC CORP.                                  16,000        240,340       750,000
                                                              ---------------------------

UTILITIES - 10.5%

COMMUNICATION:
BELL SOUTH CORPORATION                               50,000      2,219,645     2,415,625
MOTOROLA INC.                                        47,200      1,288,664     1,177,050
SBC COMMUNICATIONS INC.                              44,000      2,252,466     2,538,250
                                                              ---------------------------
   TOTAL COMMUNICATION                                           5,760,775     6,130,925
                                                              ---------------------------
ELECTRIC:
AMEREN CORPORATION                                   34,000      1,157,312     1,351,500
ENTERGY CORP.                                        76,000      1,788,000     2,911,750
TEXAS UTILITIES CO.                                  33,000      1,045,973     1,223,062
                                                              ---------------------------
   TOTAL ELECTRIC                                                3,991,285     5,486,312
                                                              ---------------------------
TOTAL UTILITIES                                                  9,752,060    11,617,237
                                                              ---------------------------

FINANCE - 4.4%

FINANCIAL:

FIRSTMERIT CORP.                                     94,000      2,204,971     2,144,375
LINCOLN NATIONAL CORP.-INDIANA                       56,000      2,247,255     2,709,000
                                                              ---------------------------
   TOTAL FINANCIAL                                               4,452,226     4,853,375
                                                              ---------------------------
   TOTAL COMMON STOCKS                                          85,906,212    98,719,237
                                                              ---------------------------

COMMERCIAL PAPER - 9.1%

BELLSOUTH TELECOMMUNICATIONS, DUE 11/08/00          480,000        477,506       477,506
COCA COLA CO., DUE 11/21/00                         275,000        273,423       273,423
COCA COLA CO., DUE 11/03/00                         725,000        719,293       719,293
DU PONT E.I. DE NEMOURS and CO, DUE 12/08/--        750,000        743,963       743,963
AMERICAN EXPRESS CREDIT CORP. DUE 11/27/00          680,000        676,083       676,083
BELL SOUTH CAP FUNDING, DUE 11/07/00                625,000        619,841       619,841
DOVER CORP., DUE 11/22/00                           832,000        827,657       827,657
EASTMAN KODAK, DUE 12/21/00                         500,000        494,804       494,804
FLUOR CORP., DUE 11/14/00                         1,000,000        993,852       993,852
LUCENT TECHNOLOGIES, DUE 12/1/00                    500,000        495,969       495,969
TEXACO INC., DUE 11/17/00                           995,000        989,635       989,635
TEXACO INC., DUE 11/1/00                            750,000        744,060       744,060
TEXACO INC., DUE 11/9/00                          1,000,000        989,772       989,772
WISCONSIN ELECTRIC, DUE 11/10/00                  1,000,000        992,068       992,068
                                                              ---------------------------
   TOTAL COMMERCIAL PAPER                                       10,037,926    10,037,926
                                                              ---------------------------

SHORT-TERM MONEY MARKET FUND - 1.2%

SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.    1,361,675      1,361,675     1,361,675
                                                              ---------------------------

TOTAL INVESTMENTS HELD                                        $ 97,305,813  $110,118,838
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
                                                  Shares or
                                                  Principal
                                                     Amount        Cost          Market
                                    -----------------------------------------------------

COMMON STOCKS - 79.5%

CONSUMER NONDURABLES - 13.1%

FOOD:

ARCHER DANIELS MIDLAND CO.                          160,444    $ 1,972,325   $ 1,965,439
BOB EVANS FARMS INC.                                 79,000      1,389,875     1,086,250
MCDONALDS CORP.                                      40,000      1,714,592     1,650,000
                                                              ---------------------------
   TOTAL FOOD                                                    5,076,792     4,701,689
                                                              ---------------------------
HEALTHCARE:
BARD C R INC.                                        54,000      2,154,298     2,912,652
BAXTER INTERNATIONAL INC.                            12,000        117,870       780,000
BRISTOL MYERS SQUIBB CO.                             35,000      2,412,770     2,688,455
COVANCE INC.                                        130,000      2,234,002     1,259,440
                                                              ---------------------------
   TOTAL HEALTHCARE                                              6,918,940     7,640,547
                                                              ---------------------------
COSMETICS and TOILETRIES:
KIMBERLY-CLARK CORP                                  45,000      2,459,128     2,835,000
                                                              ---------------------------
PHOTOGRAPHY:
EASTMAN KODAK COMPANY                                41,400      2,384,418     2,854,033
                                                              ---------------------------
   TOTAL CONSUMER NONDURABLES                                   16,839,278    18,031,269
                                                              ---------------------------

SERVICES - 8.6%

MEDIA:
DUN and BRADSTREET                                   47,000        787,495     1,380,625
KNIGHT RIDDER INC                                    20,000      1,093,932     1,270,000
                                                              ---------------------------
   TOTAL MEDIA                                                   1,881,427     2,650,625
                                                              ---------------------------
RETAIL:
AMERICAN GREETINGS CORP.                             37,800        981,120       978,075
DILLARDS INC.                                        79,000      2,250,235     1,491,125
DONNELLEY R R and SONS CO.                           31,000        944,043       751,750
J.C. PENNEY COMPANY                                  66,000      3,015,648     1,674,750
THE LIMITED INC.                                     42,000        704,916     1,722,000
                                                              ---------------------------
   TOTAL RETAIL                                                  7,895,962     6,617,700
                                                              ---------------------------

TEXTILE AND APPAREL:

BASSETT FURNITURE INDUSTRY                           63,500    $ 1,362,100   $ 1,143,000
STRIDE RITE CORP.                                   200,000      2,226,351     1,312,600
TOO, INC.                                             6,000         41,211        96,000
                                                              ---------------------------
   TOTAL TEXTILE AND APPAREL                                     3,629,662     2,551,600
                                                              ---------------------------
   TOTAL SERVICES                                               13,407,051    11,819,925
                                                              ---------------------------

CONSUMER DURABLES - 2.1%

AUTOMOTIVE:
GENUINE PARTS CO.                                   108,900      1,745,240     2,838,261
                                                              ---------------------------

CAPITAL GOODS - 18.5%

ELECTRICAL and NETWORKING EQUIPMENT:
CISCO SYSTEMS INC.                                   18,000        389,625     1,332,000
                                                              ---------------------------
ELECTRONICS:
ELECTRONIC DATA SYSTEMS  CORP.                       73,000      2,704,403     4,270,500
MOLEX INC.                                           60,000      2,257,257     2,190,000
SENSORMATIC ELECTRONICS CORP.                       200,000      3,104,236     3,025,000
                                                              ---------------------------
   TOTAL ELECTRONICS                                             8,065,896     9,485,500
                                                              ---------------------------
MACHINERY and EQUIPMENT:
COMPAQ COMPUTER CORP                                 40,000        974,500       765,000
COOPER INDUSTRIES INC.                               13,000        477,074       559,819
HARRIS CORPORATION                                   82,000      2,552,468     1,839,916
HEWLETT PACKARD CO                                   10,000      1,098,725       740,625
SNAP ON INC.                                         53,000      1,158,170     1,609,875
                                                              ---------------------------
   TOTAL MACHINERY and EQUIPMENT                                 6,260,937     5,515,235
                                                              ---------------------------

OFFICE EQUIPMENT:

INTERNATIONAL BUSINESS MACHINES                      18,000    $ 2,223,695   $ 1,770,750
NOVELL INC.                                         104,000        837,968     2,086,552
                                                              ---------------------------
   TOTAL OFFICE EQUIPMENT                                        3,061,663     3,857,302
                                                              ---------------------------
MISCELLANEOUS:
CROWN CORK and SEAL CO., INC.                       108,400      3,070,446     2,594,879
GRAINGER, W. W., INC.                                61,000      2,101,253     2,584,875
                                                              ---------------------------
   TOTAL MISCELLANEOUS                                           5,171,699     5,179,754
                                                              ---------------------------
TOTAL CAPITAL GOODS                                             22,949,820    25,369,791
                                                              ---------------------------

BASIC MATERIALS - 22.9%

CHEMICALS:
ENGELHARD CORP.                                     197,000      4,201,456     3,472,125
HERCULES INC.                                        40,000      1,246,033       962,520
MALLINCKRODT INC.                                   127,700      3,631,876     4,333,883
                                                              ---------------------------
   TOTAL CHEMICALS                                               9,079,365     8,768,528
                                                              ---------------------------
METAL AND MINING:
BRUSH WELLMAN INC.                                   56,700        719,250       751,275
PHELPS DODGE CORP.                                   28,296              -     1,595,178
KENNAMETAL INC.                                      80,000      1,505,637     2,300,000
MINNESOTA MINING and MANUFACTURING                   24,000      1,702,597     2,281,512
WORTHINGTON INDUSTRIES                              245,300      3,251,569     4,078,113
                                                              ---------------------------
   TOTAL METAL AND MINING                                        7,179,053    11,006,078
                                                              ---------------------------
PAPER AND FORESTRY PRODUCTS:
INTERNATIONAL PAPER CO.                              14,852        366,850       781,587
WEYERHAEUSER CO.                                     26,000        475,292     1,551,888
                                                              ---------------------------
   TOTAL PAPER AND FORESTRY PRODUCTS                               842,142     2,333,475
                                                              ---------------------------

PETROLEUM:

HALLIBURTON CO.                                      39,000       $663,984    $1,469,832
KERR MCGEE CORP.                                     31,000      1,174,960     1,666,250
PHILLIPS PETROLEUM CO.                               39,000      1,598,953     1,813,500
SCHLUMBERGER LIMITED                                 13,000        527,280       787,319
USX MARATHON GROUP                                  124,000      2,431,762     3,611,500
                                                              ---------------------------
   TOTAL PETROLEUM                                               6,396,939     9,348,401
                                                              ---------------------------
TOTAL BASIC MATERIALS                                           23,497,499    31,456,482
                                                              ---------------------------

TRANSPORTATION - 0.6%

RAILROADS:
UNION PACIFIC CORP.                                  16,000        240,340       892,000
                                                              ---------------------------

MULTIBUSINESS - 0.8%

TRW INC.                                             26,000        829,465     1,114,750
                                                              ---------------------------

UTILITIES - 7.6%

COMMUNICATION:
BELL SOUTH CORPORATION                               50,000      2,219,645     2,250,000
COMSAT CORP.                                         11,774        179,020       220,033
MOTOROLA INC.                                         9,000        504,450       875,817
SBC COMMUNICATIONS INC.                              44,000      2,252,466     2,332,000
                                                              ---------------------------
   TOTAL COMMUNICATION                                           5,155,581     5,677,850
                                                              ---------------------------
ELECTRIC:
AMEREN CORPORATION                                   34,000      1,157,312     1,285,642
ENTERGY CORP.                                        76,000      1,788,000     2,275,288
TEXAS UTILITIES CO.                                  33,000      1,045,973     1,278,750
                                                              ---------------------------
   TOTAL ELECTRIC                                                3,991,285     4,839,680
                                                              ---------------------------
   TOTAL UTILITIES                                               9,146,866    10,517,530
                                                              ---------------------------

FINANCE - 5.3%

FINANCIAL:

CHUBB CORP.                                          55,200    $ 3,293,037   $ 3,036,000
FIRSTMERIT CORP.                                     62,000      1,658,750     1,639,156
LINCOLN NATIONAL CORP.-INDIANA                       56,000      2,247,255     2,583,000
                                                              ---------------------------
   TOTAL FINANCIAL                                               7,199,042     7,258,156
                                                              ---------------------------
   TOTAL COMMON STOCKS                                          95,854,601   109,298,164
                                                              ---------------------------

COMMERCIAL PAPER - 17.6%

AMERICAN TELEPHONE and TELEGRAPH CO DUE 11/12/99  2,000,000      1,991,217     1,991,217
AMERICAN TELEPHONE and TELEGRAPH CO DUE 11/22/99  1,000,000        993,413       993,413
ARCO BRITISH LTD., DUE 11/29/99                   2,000,000      1,990,265     1,990,265
BECTON DICKINSON and CO., DUE 11/5/99             2,000,000      1,982,793     1,982,793
BELLSOUTH TELECOMMUNICATIONS, DUE 2/16/00           500,000        490,494       490,494
CHEVRON USA, INC., DUE 11/16/99                   2,000,000      1,985,947     1,985,947
COCA COLA CO., DUE 11/9/99                        2,000,000      1,986,583     1,986,583
COCA COLA CO., DUE 11/10/99                       1,175,000      1,170,021     1,170,021
COCA COLA CO., DUE 11/19/99                       2,000,000      1,982,693     1,982,693
COCA COLA CO., DUE 12/3/99                        2,150,000      2,136,152     2,136,152
COCA COLA CO., DUE 12/7/99                        1,500,000      1,489,918     1,489,918
COCA COLA CO., DUE 12/10/99                       1,500,000      1,490,156     1,490,156
DU PONT E.I. DE NEMOURS and CO, DUE 2/23/00       1,000,000        980,762       980,762
GENERAL MILLS INC., DUE 11/4/99                     550,000        547,741       547,741
SHELL FINANCE PLC, DUE 11/12/99                   1,000,000        997,939       997,939
WAL-MART STORES INC., DUE 11/9/99                 2,000,000      1,987,657     1,987,657
                                                              ---------------------------
   TOTAL COMMERCIAL PAPER                                       24,203,751    24,203,751
                                                              ---------------------------

SHORT-TERM MONEY MARKET FUND - 2.9%

SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.    4,003,642     $4,003,642    $4,003,642
                                                              ---------------------------
TOTAL INVESTMENTS HELD                                        $124,061,994   $37,505,557
                                                              ===========================

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                      2000            1999            1998
                                  --------------------------------------------

INVESTMENT INCOME

Interest                          $ 1,547,825      $ 2,255,589    $ 3,279,897
Dividends                           1,947,364        3,123,083      3,358,910
                                  --------------------------------------------
Total investment income             3,495,189        5,378,672      6,638,807

Audit expense                           9,354            9,424          9,190
                                  --------------------------------------------
Net investment income               3,485,835        5,369,248      6,629,617
                                  --------------------------------------------

REALIZED AND UNREALIZED
GAIN (LOSS)ON INVESTMENTS
Realized gain on investments sold, matured or redeemed

Proceeds                          364,173,641      723,610,458    763,884,882
Cost of investments               363,491,108      708,210,090    732,770,233
                                  --------------------------------------------
Net realized gain on investments
   sold, matured or redeemed          682,533       15,400,368     31,114,649
                                  --------------------------------------------

Unrealized gain (loss) on investments
Beginning of year                  13,443,563       11,650,629     32,316,511
End of year                        12,813,025       13,443,563     11,650,629
                                  --------------------------------------------
Net unrealized gain (loss)
   on investments                    (630,538)       1,792,934    (20,665,882)
                                  --------------------------------------------

Net realized and unrealized
   gain on investments                 51,995       17,193,302     10,448,767
                                  --------------------------------------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS     $  3,537,830      $22,562,550    $17,078,384
                                 =============================================

TOTAL EXPENSE AS A PERCENT OF NET
   INVESTMENT INCOME                     0.26%            0.18%          0.14%
                                     ==========       =========     ========

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENTS OF PARTICIPANTS' INTEREST
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                            2000                        1999                           1998
                              --------------------------------------------------------------------------------------------------
                                  Units           Amount          Units         Amount           Units            Amount
                              --------------------------------------------------------------------------------------------------

PARTICIPANTS' INTEREST,
Beginning of year                  13,796,030     $147,424,965     19,485,100   $186,528,690   24,444,630    $216,985,770
                                -------------    --------------   ------------ --------------  -----------  --------------

FROM INVESTMENT ACTIVITIES
Net investment income                                3,485,835                     5,369,248                    6,629,617
Net realized gain on investments
   sold, matured or redeemed                           682,533                    15,400,368                   31,114,649
Net unrealized gain (loss) on
   investments                                        (630,538)                    1,792,934                  (20,665,882)
                                                  -------------                  ------------                 -------------
Net increase from investment
   activities                                        3,537,830                    22,562,550                   17,078,384
                                                  -------------                  ------------                 -------------

FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units                   1,994,390       21,781,514      1,933,120     19,759,460    1,671,470      15,615,556
Redemption of units                (5,807,138)     (62,518,884)    (7,622,190)   (81,425,735)  (6,631,000)    (63,151,020)
                                -------------    --------------   ------------ --------------  -----------  --------------
Net decrease from participating
   unit transactions               (3,812,748)     (40,737,370)    (5,689,070)   (61,666,275)  (4,959,530)    (47,535,464)
                                -------------    --------------   ------------ --------------  -----------  --------------
PARTICIPANTS' INTEREST, End
   of year                          9,983,282      $110,225,425     13,796,030   $147,424,965   19,485,100    $186,528,690
                                 =============    ==============   ============ ==============  ===========  ==============
NET ASSET VALUE PER
   PARTICIPATING UNIT                                      $ 11.04                       $ 10.69                       $ 9.57
                                                          ========                      ========                      =======

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENTS OF ASSETS AND LIABILITIES
OCTOBER 31, 2000 AND 1999

                                                   2000                       1999
                                       ------------------------------------------------------
                                             Cost        Market          Cost         Market
                                       ------------------------------------------------------
ASSETS
Investments:

United States Government and Agency
   obligations                         $36,761,677   $37,119,452   $36,219,926    $36,245,019
Corporate bonds                         30,852,246    30,527,683    54,814,080     54,696,933
Short-term money market fund                                           140,600        140,600
                                       ------------------------------------------------------
                                       $67,613,923    67,647,135   $91,174,606     91,082,552
                                       ============                ============
Interest receivable                                    1,065,968                    1,586,313
                                                     ------------                 ------------
                                                      68,713,103                   92,668,865
                                                     ------------                 ------------
LIABILITIES
Disbursements in excess of demand
   deposit cash                                          623,213
Audit fee payable                                          3,864                        8,121
                                                     ------------                 ------------
                                                         627,077                        8,121
                                                     ------------                 ------------
PARTICIPANTS'  INTEREST,  Equivalent
   to  $7.76  per  unit  on  8,772,286 units
   outstanding in 2000 and $7.35 per unit on
   12,615,040 units outstanding in 1999              $68,086,026                  $92,660,744
                                                     ===========                  ===========

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENT OF INVESTMENTS HELD
OCTOBER 31, 2000

                                                                   2000
                                    -----------------------------------------------------
                                                  Number of
                                                  Shares or
                                                  Principal
                                                     Amount        Cost          Market
                                    -----------------------------------------------------

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 54.9%

UNITED STATES TREASURY NOTES, 6.25%, DUE 2/15/03   5,000,000   $ 4,967,383   $ 5,031,250
UNITED STATES TREASURY NOTES, 6.50%, DUE 5/15/05   2,500,000     2,502,813     2,566,400
UNITED STATES TREASURY NOTES, 6.50%, DUE 8/15/06     500,000       493,438       513,830
UNITED STATES TREASURY NOTES, 5.875%, DUE 11/15/05 1,000,000       989,765     1,000,312
UNITED STATES TREASURY NOTES, 6.00%, DUE 8/15/04   2,000,000     1,962,188     2,008,774
UNITED STATES TREASURY NOTES, 6.00%, DUE 8/15/09   1.000,000       984,297     1,010,000
UNITED STATES TREASURY SECURITIES STRIPPED
          COUPON, DUE 8/15/02                      1,000,000       895,831       902,036
UNITED STATES TREASURY SECURITIES STRIPPED
          COUPON, DUE 11/15/09                     2,500,000     1,423,100     1,480,675
FEDERAL HOME LOAN BANK, 5.125%, DUE 12/1/03        2,000,000     1,999,000     1,921,240
FEDERAL HOME LOAN BANK, 5.125%, DUE 2/26/02        3,000,000     2,995,050     2,948,910
FEDERAL HOME LOAN BANK, 6.02%, DUE 5/20/08           750,000       748,418       721,350
FEDERAL HOME LOAN BANK, 5.505%, DUE 12/15/03         650,000       649,594       630,273
FEDERAL HOME LOAN BANK, 5.44%, DUE 10/15/03        1,000,000       908,790       973,020
FEDERAL HOME LOAN MORTGAGE CO., 6.25%, DUE 9/15/09   500,000       491,271       496,298
FEDERAL HOME LOAN MORTGAGE CORP., 5.75%,
          DUE 7/15/03                              1,000,000       986,060       982,660
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.55%,
          DUE 4/22/02                                750,000       753,125       760,898
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.45%,
          DUE 10/14/03                             1,000,000       999,531       973,420
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.80%,
          DUE 12/10/03                             1,000,000       996,875       978,910
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.65%,
          DUE 3/10/05                                500,000       499,453       519,920
FEDERAL NATIONAL MORTGAGE ASSOCIATION, NON-
          INTEREST BEARING TO 8/27/04, DUE 8/27/12 3,000,000     2,181,630     2,248,134
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.04%,
          DUE 9/7/07                               1,110,000     1,110,000     1,110,666
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%,
          DUE 1/1/04                                 189,885       189,885       186,241
SMALL BUSINESS ADMINISTRATION POOLS, 6.54%,
          DUE 12/10/05                               725,010       725,010       709,495
SMALL BUSINESS ADMINISTRATION POOLS, 6.60%,
          DUE 7/1/09                                 693,363       693,363       685,816
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%,
          DUE 9/1/02                                 511,785       511,785       510,413
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%,
          DUE 8/1/12                                 593,815       593,815       598,264
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%,
          DUE 5/1/06                                 930,762       930,762     1,469,385
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%,
          DUE 11/1/12                                275,989       275,989       279,249
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%,
          DUE 1/1/12                                 729,462       715,505       738,361
SMALL BUSINESS ADMINISTRATION POOLS, 8.017%,
          DUE 2/10/10                                873,790       873,790       918,769
SMALL BUSINESS ADMINISTRATION POOLS, 8.20%,
          DUE 2/10/05                                100,143        99,971       103,969
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%,
          DUE 11/1/11                                251,592       251,592       258,352
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%,
          DUE 9/1/11                                  99,963       101,462       103,550
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%,
          DUE 2/1/15                                 673,418       673,418       698,029
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%,
          DUE 2/1/11                                 127,760       127,760       132,143
SMALL BUSINESS ADMINISTRATION POOLS, 8.70%,
          DUE 12/1/00                                 95,973        95,973        96,062
SMALL BUSINESS ADMINISTRATION POOLS, 8.8%,
          DUE 1/1/10                                 131,805       131,805       136,433
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
          DUE 8/1/11                                  96,208        99,094       100,086
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%,
          DUE 2/1/10                                 133,086       133,086       139,469
                                                              ---------------------------
   TOTAL UNITED STATES GOVERNMENT AND
          AGENCY OBLIGATIONS                                    36,761,677    37,119,452
                                                              ---------------------------

CORPORATE BONDS - 45.1%

CONSUMER NONDURABLES - 4.7%

COSMETICS:
GILLETTE CO., 6.25%, DUE 8/15/03                   1,000,000       977,380       984,920
                                                             --------------------------------
FOOD:
SARA LEE CORPORATION, 5.60%, DUE 1/23/06           1,250,000     1,212,217     1,177,337
SYSCO CORPORATION, 7.00%, DUE  5/1/06              1,000,000     1,000,000       994,440
                                                              ---------------------------
   TOTAL FOOD                                                    2,212,217     2,171,777
                                                              ---------------------------
   TOTAL CONSUMER NONDURABLES                                    3,189,597     3,156,697
                                                              ---------------------------

SERVICES - 1.5%

RETAIL:
WAL- MART STORES INC., 6.50%, 6/1/03               1,000,000     1,000,500       996,200
                                                              ---------------------------

CONSUMER DURABLES - 1.4%

FURNITURE:
LEGGETT and PLATT INC., 6.10%, DUE 9/9/03          1,000,000     1,000,000       962,750
                                                              ---------------------------

CAPITAL GOODS - 7.1%

ELECTRONICS:
TEXAS INSTRUMENTS INC., 6.125%, DUE 2/1/06           500,000       932,930       954,680
                                                              ---------------------------

MACHINERY:

COOPER INDUSTRIES INC., 5.88%, DUE 2/20/03         1,000,000       990,780       983,030
                                                              ---------------------------
MISCELLANEOUS:
FLUOR CORP., 6.95%, DUE  3/1/07                    1,000,000       995,510       933,300
HONEYWELL INC., 7.00%, DUE 3/15/07                 1,000,000       967,210       996,800
MONSANTO INC., 6.11%, DUE 2/03/05                  1,000,000     1,000,000       970,000
                                                              ---------------------------
   TOTAL MISCELLANEOUS                                           2,962,720     2,900,100
                                                              ---------------------------
   TOTAL CAPITAL GOODS                                           4,886,430     4,837,810
                                                              ---------------------------

BASIC MATERIALS -  5.5%

CHEMICALS:
DU PONT, (E.I.) DE NEMOURS and CO. INC.,
          VAR RATE, DUE 3/6/03                     1,000,000       999,960       984,370
OIL AND GAS:
ATLANTIC RICHFIELD, 5.55%, DUE 4/15/03             1,325,000     1,310,921     1,292,339
ONEOK, INC., 7.75%, DUE 8/15/06                    1,400,000     1,384,880     1,417,374
                                                              ---------------------------
   TOTAL OIL AND GAS                                             2,695,801     2,709,713
                                                              ---------------------------
   TOTAL BASIC MATERIALS                                         3,695,761     3,694,083
                                                              ---------------------------

TRANSPORTATION - 2.2%

RAILROAD:
UNION PACIFIC RAILROAD CO., EQUIP. TRUST
          NO. 2 SERIES 88, 7.01% DUE 6/1/04        1,500,000     1,500,000     1,481,805

UTILITIES - 16.8%

COMMUNICATION:
BELL ATLANTIC NEW JERSEY, INC., 5.875%, DUE 2/1/04 1,000,000       991,350       966,250
BELL SOUTH TELECOMMUNICATIONS, 6.25%, DUE 5/15/03  1,500,000     1,493,355     1,479,120
BELL TELEPHONE OF PENNSYLVANIA, 6.125%,
          DUE 3/15/03                              1,000,000       989,000       983,290
GTE CALIFORNIA INC., 6.7%, DUE 9/1/09                500,000       474,050       474,050
GTE SOUTH, INC. 6.125%, DUE 6/15/07                1,250,000     1,245,238     1,182,288
GTE SOUTH, 6.00%, DUE 2/15/08                      1,000,000       993,250       927,030
SOUTHWESTERN BELL TELEPHONE COMPANY, 5.75%,
          DUE 9/1/04                               1,000,000       996,430       955,300
UNITED TELEPHONE COMPANY OF FLORIDA, 6.25%,
          DUE 5/15/03                              1,500,000     1,487,925     1,467,510
                                                              ---------------------------
   TOTAL COMMUNICATION                                           8,670,598     8,434,838
                                                              ---------------------------

ELECTRIC:

EMERSON ELECTRIC CO., 6.30%, DUE 11/1/05           1,000,000       996,290       978,130

DIVERSIFIED:
BALTIMORE GAS / ELECTRIC CO., 6.50%, DUE 2/15/03   1,000,000       988,450       989,910
PACIFIC GAS / ELECTRIC COMPANY, 6.25%, DUE 3/1/04  1,000,000     1,000,000       975,300
                                                              ---------------------------
   TOTAL DIVERSIFIED                                             1,988,450     1,965,210
                                                              ---------------------------
   TOTAL UTILITIES                                              11,655,338    11,378,178
                                                              ---------------------------

FINANCE - 3.0%
NYNEX CORP., 6.25%, DUE 3/15/03                    1,000,000       967,900       988,120
NYNEX CAPITAL FUNDING CO., 8.75%, DUE 12/1/04      1,000,000       997,500     1,050,000
                                                              ---------------------------
   TOTAL FINANCE                                                 1,965,400     2,038,120
                                                              ---------------------------

TOILETRIES 2.9%
PROCTOR AND GAMBLE, 6.875%, DUE 3/1/04             2,000,000     1,959,220     1,982,040
                                                              ---------------------------
   TOTAL CORPORATE BONDS                                        30,852,246    30,527,683
                                                              ---------------------------
   TOTAL INVESTMENTS HELD                                     $ 67,613,923  $ 67,647,135
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
STATEMENT OF INVESTMENTS HELD
OCTOBER 31, 1999

                                                                  1999
                                    -----------------------------------------------------
                                                  Number of
                                                  Shares or
                                                  Principal
                                                     Amount        Cost          Market
                                    -----------------------------------------------------

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 39.8%

UNITED STATES TREASURY NOTES, 5.625%, DUE 2/15/06    500,000   $   473,672   $   487,655
UNITED STATES TREASURY NOTES, 5.75%, DUE 8/15/03   4,000,000     3,856,250     3,967,520
UNITED STATES TREASURY NOTES, 5.875%, DUE 11/15/05 1,705,000     1,687,550     1,686,347
UNITED STATES TREASURY NOTES, 6.50%, DUE 8/15/05     500,000       493,438       509,065
UNITED STATES TREASURY NOTES, 7.75%, DUE 2/15/01     400,000       396,948       410,000
UNITED STATES TREASURY SECURITIES
          STRIPPED COUPON, DUE 8/15/02             3,270,000     2,738,445     2,780,513
UNITED STATES TREASURY SECURITIES
          STRIPPED COUPON,DUE 11/15/09             1,500,000       842,700       790,785
FEDERAL HOME LOAN BANK, 5.13%, DUE 2/26/02         3,000,000     2,995,050     2,929,680
FEDERAL HOME LOAN BANK, 5.13%, DUE 12/1/03         2,000,000     1,999,000     1,907,500
FEDERAL HOME LOAN BANK, 5.44%, DUE 10/15/03        1,000,000       908,790       966,560
FEDERAL HOME LOAN BANK, 5.51%, DUE 12/15/03          650,000       649,594       619,736
FEDERAL HOME LOAN BANK, 6.02%, DUE 5/20/08           750,000       748,418       714,848
FEDERAL HOME LOAN BANK, 7.26%, DUE 9/6/01            500,000       497,813       509,220
FEDERAL HOME LOAN MORTGAGE, 5.75%, DUE 7/15/03     1,000,000       986,060       979,690
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          NON-INTEREST BEARING TO 8/27/04,
          DUE 8/27/12                              3,000,000     2,181,630     2,040,900
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          5.45%, DUE 10/14/03                      1,000,000       999,531       966,880
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          5.80%, DUE 12/10/03                      1,000,000       996,875       977,500
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          6.45%, DUE 4/23/01                       1,000,000     1,000,000     1,004,700
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          7.55%, DUE 4/22/02                       1,000,000     1,000,000     1,028,750
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          7.65%, DUE 3/10/05                         500,000       499,453       525,625
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%,
          DUE 1/1/04                                 273,947       273,947       269,838
SMALL BUSINESS  ADMINISTRATION POOLS, 6.54%,
          DUE 12/10/05                               725,010       725,010       717,760
SMALL BUSINESS ADMINISTRATION POOLS, 6.60%,
          DUE 7/1/09                                 750,000       750,000       750,000
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%,
          DUE 9/1/12                                 597,078       597,078       602,302
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%,
          DUE 8/1/12                                 637,270       637,270       643,643
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%,
          DUE 5/1/06                               1,456,712     1,456,712     1,469,385
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%,
          DUE 11/1/12                                313,131       313,131       315,480
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%,
          DUE 1/1/12                                 848,516       834,559       861,244
SMALL BUSINESS ADMINISTRATION POOLS, 8.15%,
          DUE 2/1/15                                 721,477       721,477       739,514
SMALL BUSINESS ADMINISTRATION POOLS,8.20%,
          DUE 2/10/05                                130,251       130,027       132,856
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%,
          DUE 11/1/11                                272,784       272,784       278,922
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%,
          DUE 9/1/11                                 113,134       114,831       116,669
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%,
          DUE 2/1/11                                 156,032       156,032       159,621
SMALL BUSINESS ADMINISTRATION POOLS, 8.70%,
          DUE 12/1/00                                 95,973        95,973        98,517
SMALL BUSINESS ADMINISTRATION POOLS, 8.70%,
          DUE 12/1/09                                590,097       580,597       601,899
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
          DUE 8/1/09                                 138,095       138,095       141,547
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%,
          DUE 1/1/10                                 193,277       193,277       196,901
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
          DUE 11/1/09                                395,739       395,739       403,654
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%,
          DUE 8/1/11                                 126,282       130,071       130,576
SMALL BUSINESS ADMINISTRATION POOLS, 8.95%,
          DUE 6/1/11                                 278,105       278,105       287,005
SMALL BUSINESS ADMINISTRATION POOLS, 9.05%,
          DUE 9/1/09                                 186,642       186,642       191,588
SMALL BUSINESS ADMINISTRATION POOLS, 9.10%,
          DUE 7/1/00                                   3,953         3,953         4,042
SMALL BUSINESS ADMINISTRATION POOLS, 9.15%,
          DUE 7/1/11                                 346,901       346,901       360,431
SMALL BUSINESS ADMINISTRATION POOLS, 9.25%,
          DUE 6/1/10                                 231,897       231,897       239,144
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%,
          DUE 2/1/10                                 172,346       172,346       177,517
SMALL BUSINESS ADMINISTRATION POOLS, 9.50%,
          DUE 4/1/10                                 224,602       224,462       232,463
SMALL BUSINESS ADMINISTRATION POOLS, 9.65%,
          DUE 5/1/10                                 307,793       307,793       319,027
                                                              ---------------------------
   TOTAL UNITED STATES GOVERNMENT AND
          AGENCY OBLIGATIONS                                    36,219,926    36,245,019
                                                              ---------------------------
CORPORATE BONDS - 60.0%

CONSUMER NONDURABLES - 8.0%

COSMETICS:
GILLETTE CO., 6.25%, DUE 8/15/03                   2,000,000     1,954,760     1,989,200
                                                              ---------------------------
FOOD:
MCDONALDS CORP., 8.75%, DUE 11/15/00               1,200,000     1,198,032     1,231,440
SARA LEE CORPORATION, 5.60%, DUE 1/23/06           1,250,000     1,212,218     1,146,250
SARA LEE CORPORATION 6.45%, DUE 9/26/05            1,000,000     1,000,000       971,400
SARA LEE CORPORATION, 6.45%, DUE 9/26/05           1,000,000       963,350       971,400
SYSCO CORPORATION, 7.00%, DUE  5/1/06              1,000,000     1,000,000     1,003,100
                                                              ---------------------------
   TOTAL FOOD                                                    5,373,600     5,323,590
                                                              ---------------------------
   TOTAL CONSUMER NONDURABLES                                    7,328,360     7,312,790
                                                              ---------------------------

SERVICES - 1.1%

RETAIL:

WAL- MART STORES INC., 6.50%, 6/1/03               1,000,000     1,000,500       997,100
                                                              ---------------------------

CONSUMER DURABLES - 1.1%

FURNITURE:
LEGGETT and PLATT INC.,  6.10%, DUE 9/9/03         1,000,000     1,000,000       970,670
                                                              ---------------------------

CAPITAL GOODS - 9.7%

ELECTRONICS:
TEXAS INSTRUMENTS INC., 6.125%, DUE 2/1/06         1,000,000       932,930       932,800
                                                              ---------------------------
MACHINERY:
COOPER INDUSTRIES INC., 5.88%, DUE 2/20/03         1,000,000       990,780       966,800
                                                              ---------------------------
OFFICE EQUIPMENT:
XEROX CORP., 7.15%, DUE 8/1/04                     1,000,000       957,350     1,002,600
XEROX CAP EUROPE PLC, 5.875%, DUE 5/15/04          2,500,000     2,384,450     2,389,500
                                                              ---------------------------
   TOTAL OFFICE EQUIPMENT                                        3,341,800     3,392,100
                                                              ---------------------------
MISCELLANEOUS:
FLUOR CORP., 6.95%, DUE 3/1/07                     1,000,000       995,510       975,300
HONEYWELL INC., 7.00%, DUE 3/15/07                 1,000,000       967,210       995,900
MONSANTO INC., 5.375%, DUE 12/1/01                   650,000       649,038       636,220
MONSANTO INC., 6.11%, DUE 2/03/05                  1,000,000     1,000,000       968,100
                                                              ---------------------------
   TOTAL MISCELLANEOUS                                           3,611,758     3,575,520
                                                              ---------------------------
TOTAL CAPITAL GOODS                                              8,877,268     8,867,220
                                                              ---------------------------
BASIC MATERIALS -  6.7%

CHEMICALS:
DU PONT, (E.I.) DE NEMOURS and CO. INC.,
          VAR RATE, DUE 3/6/03                     1,000,000       999,960       984,200
ENGLEHARD CORP., 7.0%, DUE 8/1/01                  1,000,000       998,060     1,011,800
                                                              ---------------------------
   TOTAL CHEMICALS                                               1,998,020     1,996,000
                                                              ---------------------------
METALS:
ALUMINUM COMPANY OF AMERICA, 5.75%, DUE 2/1/01     1,000,000       970,080       994,700
                                                              ---------------------------

OIL AND GAS:

AMOCO CANADA PETROLEUM CO.,  7.25%, DUE 12/1/02      715,000       712,469       730,658
ATLANTIC RICHFIELD, 5.55%,  DUE 4/15/03            1,000,000       998,710       960,900
ONEOK, INC., 7.75%, DUE 8/15/06                    1,400,000     1,384,880     1,418,900
                                                              ---------------------------
   TOTAL OIL AND GAS                                             3,096,059     3,110,458
                                                              ---------------------------
TOTAL BASIC MATERIALS                                            6,064,159     6,101,158
                                                              ---------------------------

TRANSPORTATION - 4.8%

AEROSPACE:
BOEING COMPANY, 6.35%, DUE 6/15/03                   750,000       749,025       738,300
                                                              ---------------------------
RAILROAD:
NORFOLK and WESTERN RAILWAY CO., EQUIP.
          TRUST CERTIFICATE, 8.125% DUE 11/15/02   1,320,000     1,291,094     1,370,028
UNION PACIFIC RAILROAD CO., 6.15%, DUE 4/1/03        750,000       725,520       745,875
UNION PACIFIC RAILROAD CO., EQUIP. TRUST NO. 2
          SERIES 88,7.01% DUE 6/1/04               1,500,000     1,500,000     1,481,250
                                                              ---------------------------
   TOTAL RAILROAD                                                3,516,614     3,597,153
                                                              ---------------------------
   TOTAL TRANSPORTATION                                          4,265,639     4,335,453
                                                              ---------------------------

UTILITIES - 24.1%

COMMUNICATION:
BELL ATLANTIC NEW JERSEY, INC., 5.875%, DUE 2/1/04 1,000,000       991,350       967,000
BELLSOUTH TELECOMMUNICATIONS, 6.25%, DUE 5/15/03   1,500,000     1,493,355     1,488,750
BELL TELEPHONE OF PENNSYLVANIA, 6.125%,
          DUE 3/15/03                              1,000,000       989,000       980,500
GTE CALIFORNIA INC., 6.75%, DUE 3/15/04            1,000,000       954,121       996,500
GTE SOUTH, 6.00%, DUE 2/15/08                      1,000,000       993,250       928,300
GTE SOUTH, 6.125%, DUE 6/15/07                     1,250,000     1,245,238     1,178,375
NEW YORK TELEPHONE COMPANY, EQUIPMENT
          TRUST CERTIFICATE, 8.125%, DUE 11/15/02    750,000       746,280       713,437
SOUTHWESTERN BELL TELEPHONE COMPANY,
          5.75%, DUE 9/1/04                        1,000,000       996,430       952,200
UNITED TELEPHONE COMPANY OF FLORIDA, 6.25%,
          DUE 5/15/03                              1,500,000     1,487,925     1,460,250
                                                              ---------------------------
   TOTAL COMMUNICATION                                           9,896,949     9,665,312
                                                              ---------------------------

ELECTRIC:

CAROLINA POWER and LIGHT, 7.875%, DUE 4/15/04        500,000       495,220       515,900
EMERSON ELECTRIC CO., 6.30%, DUE 11/1/05           3,000,000     2,988,870     2,958,900
IDAHO POWER CO., 6.40%, DUE 5/1/03                 1,500,000     1,497,795     1,497,150
IOWA ELECTRIC LIGHT and POWER COMPANY, 6.00%,
          DUE 10/1/08                                500,000       492,720       468,150
                                                              ---------------------------
   TOTAL ELECTRIC                                                5,474,605     5,440,100
                                                              ---------------------------
GAS:
NORTHWEST NATURAL GAS COMPANY, 5.98%, DUE 12/15/00 1,000,000     1,000,000       996,800
NATIONAL FUEL AS CO., 6.82%, DUE 8/1/04              500,000       492,035       491,800
                                                              ---------------------------
   TOTAL GAS                                                     1,492,035     1,488,600
                                                              ---------------------------
DIVERSIFIED:
BALTIMORE GAS / ELECTRIC CO., 6.50%, DUE 2/15/03   1,000,000       988,450       991,700
CONSOLIDATED EDISON CO. OF NEW YORK, 6.625%,
          DUE 7/1/05                               1,000,000       998,840       974,000
PACIFIC GAS / ELECTRIC COMPANY, 6.25%, DUE 3/1/04  1,000,000     1,000,000       976,600
PUBLIC SERVICE COMPANY OF OKLAHOMA, 6.02%,
          DUE 3/1/01                               1,500,000     1,476,275     1,490,700
WEST TEXAS UTILITIES COMPANY, 6.375%, DUE 10/1/05  1,000,000       988,100       963,100
                                                              ---------------------------
   TOTAL DIVERSIFIED                                             5,451,665     5,396,100
                                                              ---------------------------
   TOTAL UTILITIES                                              22,315,254    21,990,112
                                                              ---------------------------

FINANCE - 4.5%

AMERITECH, 6.125%, DUE 10/15/01                    1,000,000     1,000,000       994,800
NYNEX CORP., 6.25%, DUE 3/15/03                    1,000,000       967,900       985,630
NYNEX CAPITAL FUNDING CO., 8.75%,  DUE 12/1/04     2,000,000     1,995,000     2,142,000
                                                              ---------------------------
   TOTAL FINANCE                                                 3,962,900     4,122,430
                                                              ---------------------------
   TOTAL CORPORATE BONDS                                        54,814,080    54,696,933
                                                              ---------------------------

SHORT-TERM MONEY MARKET FUND - 0.2%

SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.       140,600       140,600       140,600
                                                              ---------------------------
TOTAL INVESTMENTS HELD                                        $ 91,174,606  $ 91,082,552
                                                              ===========================

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                      2000           1999          1998
                                    ---------------------------------------

INVESTMENT INCOME
Interest                            5,379,015    $ 6,769,984   $ 7,710,035
Audit expense                          11,246         10,120         9,190
                                    ---------------------------------------
Net investment income               5,367,769      6,759,864     7,700,845
                                    ---------------------------------------

REALIZED AND UNREALIZED
GAIN (LOSS)
    ON INVESTMENTS
Realized gain (loss) on
   investments sold, matured or redeemed
Proceeds                           65,197,455     97,742,670    83,088,516
Cost of investments                66,653,932     97,504,119    82,778,172
                                    ---------------------------------------
Net realized gain on investments
   sold, matured or redeemed       (1,456,477)       238,551       310,344
                                    ---------------------------------------

Unrealized gain (loss) on investments
Beginning of year                     (92,054)     6,560,164     3,150,137
End of year                            33,212        (92,054)    6,560,164
                                    ---------------------------------------
Net unrealized gain (loss)
   on investments                     125,266     (6,652,218)    3,410,027
                                    ---------------------------------------

Net realized and unrealized
   gain (loss) on investments      (1,331,211)    (6,413,667)    3,720,371
                                    ---------------------------------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS      $ 4,036,558      $ 346,197  $ 11,421,216
                                   =========================================
TOTAL EXPENSE AS A PERCENT
   OF NET INVESTMENT INCOME              0.21%          0.15%         0.12%
                                         =====          =====         =====

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
STATEMENTS OF PARTICIPANTS' INTEREST
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                      2000                              1999                             1998
                                  Units        Amount           Units         Amount       Units         Amount
                              ------------------------------------------------------------------------------------

PARTICIPANTS' INTEREST,         12,615,040    $92,660,744    15,922,850   $116,459,883   19,580,300  $130,005,324
Beginning of year
                              ------------------------------------------------------------------------------------

FROM INVESTMENT ACTIVITIES
Net investment income                           5,367,769                    6,759,864                  7,700,845
Net realized gain on
investments sold, matured or                   (1,456,477)                     238,551                    310,344
redeemed
Net unrealized gain (loss) on                     125,266                   (6,652,218)                 3,410,027
investments
                                               -----------                ------------               ------------
Net increase from investment                    4,036,558                      346,197                 11,421,216
activities
                                               -----------                ------------               ------------

FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units                1,711,531     12,812,950     2,357,660     17,179,881    2,014,440    13,743,230
Redemption of units             (5,554,285)   (41,424,226)    (5,665,470)  (41,325,217)  (5,671,890)  (38,709,887)
                              ------------------------------------------------------------------------------------
Net decrease from
participating unit              (3,842,754)   (28,611,276)  (3,307,810)    (24,145,336)  (3,657,450)  (24,966,657)
transactions
                              ------------------------------------------------------------------------------------
PARTICIPANTS' INTEREST, End
of year                          8,772,286    $68,086,026    12,615,040    $92,660,744   15,922,850  $116,459,883
                              ============    ============  ==========   =============   =========   ============

PARTICIPATING UNIT                                     $7.76                        $7.35                      $7.31
                                                    ========                      ======                     ======

See Notes to Financial Statements

UMB BANK, n.a.
POOLED INCOME FUND FOR EMPLOYEE TRUSTS
STATEMENTS OF ASSETS AND LIABILITIES
OCTOBER 31, 2000 AND 1999

                                                            2000                              1999
                                                 --------------------------------------------------------------
                                                     Cost            Market            Cost           Market
                                                 --------------------------------------------------------------
ASSETS
Investments:

United States Government and Agency Obligations    $ 4,483,159   $ 4,483,159      $12,976,183      $12,976,183
Commercial paper                                    13,916,493    13,916,493       10,793,431       10,793,431
Short-term money market fund                         3,990,193     3,990,193        2,758,860        2,758,860
                                                   -----------   ------------     ------------     ------------
                                                   $22,389,845    22,389,845      $26,528,474       26,528.474
                                                   ============                   ============
Interest receivable                                                   72,747                           110,679
                                                                 ------------                       -----------
                                                                  22,462,592                        26,639,153
LIABILITIES
Audit fee payable                                                      1,630                             2,723
                                                                  -----------                       -----------

PARTICIPANTS' INTEREST, Equivalent to $6.26 per unit on
   3,586,943 units outstanding in 2000 and $5.88 per unit on
   4,526,610 units outstanding in 1999                          $ 22,460,962                       $ 26,636,430
                                                                =============                       ============

See Notes to Financial Statements

UMB BANK, n.a.
POOLED INCOME FUND FOR EMPLOYEE TRUSTS
STATEMENT OF INVESTMENTS HELD
OCTOBER 31, 2000

                                                                   2000
                                    -----------------------------------------------------
                                                  Number of
                                                  Shares or
                                                  Principal
                                                     Amount        Cost          Market
                                    -----------------------------------------------------

UNITED STATES GOVERNMENTS AND AGENCY OBLIGATIONS -  20.0%

FEDERAL HOME LOAN BANK, DISCOUNT NOTE, DUE 11/1/00 1,000,000    $  992,911    $  992,911
FEDERAL HOME LOAN MORTGAGE CORPORATION,
          DISCOUNT NOTE, DUE 11/7/00               1,000,000       991,111       991,111
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          DISCOUNT NOTE, DUE 11/2/00               2,510,000     2,499,137     2,499,137
                                                              ---------------------------
   TOTAL UNITED STATES GOVERNMENT
          AND AGENCY OBLIGATIONS                                 4,483,159     4,483,159
                                                              ---------------------------

COMMERCIAL PAPER - 62.2%

AMERICAN EXPRESS CREDIT CORP., DUE 11/29/00        1,000,000       993,530       993,530
AT and T COMPANY, DUE 12/14/00                     1,000,000       990,986       990,986
BECTON DICKINSON and CO., DUE 11/28/00             1,000,000       993,520       993,520
COCA COLA COMPANY, DUE 11/3/00                     1,000,000       995,693       995,693
COCA COLA COMPANY, DUE 11/10/00                    1,000,000       997,309       997,309
DOVER CORP., DUE 11/21/00                          1,000,000       994,051       994,051
EMERSON ELECTRIC CO., DUE 12/4/00                  1,000,000       986,721       986,721
FLUOR CORP., DUE 11/15/00                          1,000,000       994,033       994,033
GANNETT CO., DUE 11/8/00                           1,000,000       995,847       995,847
LUCENT TECHNOLOGIES, INC., DUE 11/9/00             1,000,000       996,040       996,040
MERCK AND CO., DUE 11/27/00                        1,000,000       994,078       994,078
MOTOROLA INC., DUE 11/13/00                        1,000,000       994,249       994,249
PACIFIC GAS AND ENERGY, DUE 11/6/00                1,000,000       994,222       994,222
WISCONSIN ENERGY CORP., DUE 11/7/00                1,000,000       996,214       996,214
                                                              ---------------------------
   TOTAL COMMERCIAL PAPER                                       13,916,493    13,916,493
                                                              ---------------------------

SHORT-TERM MONEY MARKET FUND - 17.8%

SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.     3,990,193     3,990,193     3,990,193
                                                              ---------------------------

   TOTAL INVESTMENTS HELD                                     $ 22,389,845  $ 22,389,845
                                                              ===========================

See Notes to Financial Statements

UMB BANK, n.a.
POOLED INCOME FUND FOR EMPLOYEE TRUSTS
STATEMENT OF INVESTMENTS HELD
OCTOBER 31, 1999

                                                                  1999
                                    -----------------------------------------------------
                                                  Number of
                                                  Shares or
                                                  Principal
                                                     Amount        Cost          Market
                                    -----------------------------------------------------

UNITED STATES GOVERNMENTS
AND AGENCY
    OBLIGATIONS -  48.9%

FEDERAL HOME LOAN MORTGAGE CORPORATION,
          DISCOUNT NOTE, DUE 11/4/99               3,000,000   $ 2,978,125   $ 2,978,125
FEDERAL HOME LOAN MORTGAGE CORPORATION,
          DISCOUNT NOTE, DUE 11/5/99                  65,000        63,776        63,776
FEDERAL HOME LOAN MORTGAGE CORPORATION,
          DISCOUNT NOTE, DUE 1/14/00               2,000,000     1,963,333     1,963,333
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          DISCOUNT NOTE, DUE 11/5/99                  35,000        34,558        34,558
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          DISCOUNT NOTE, DUE 12/10/99              1,000,000       988,188       988,188
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          DISCOUNT NOTE, DUE 12/15/99              1,000,000       989,831       989,831
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          DISCOUNT NOTE, DUE 12/17/99              6,000,000     5,929,328     5,929,328
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
          DISCOUNT NOTE, DUE 3/21/00                  20,000        19,521        19,521
UNITED STATES TREASURY BILL, DUE 9/14/00              10,000         9,523         9,523
                                                              ---------------------------
   TOTAL UNITED STATES GOVERNMENT
          AND AGENCY OBLIGATIONS                                12,976,183    12,976,183
                                                              ---------------------------

COMMERCIAL PAPER - 40.7%
BECTON DICKINSON and CO., DUE 1/25/00              1,300,000     1,279,053     1,279,053
DONNELLY (R.R) and SONS, INC., DUE 11/12/99        1,000,000       995,886       995,886
DOVER CORP., DUE 11/19/99                          1,000,000       995,436       995,436
DU PONT E.I. DE NEMOURS and CO., DUE 11/4/99       1,300,000     1,292,782     1,292,782
GANNETT CO., DUE 1/19/00                           1,000,000       984,129       984,129
HALLIBURTON CO., DUE 11/1/99                       1,000,000       992,973       992,973
HERSHEY FOODS CORP., DUE 11/10/99                  1,000,000       996,201       996,201
MOTOROLA INC., DUE 11/24/99                        1,000,000       993,964       993,964
PROCTER and GAMBLE, DUE 1/11/00                    1,000,000       987,381       987,381
UNITED TECHNOLOGIES CORP., DUE 1/20/00             1,300,000     1,275,626     1,275,626
                                                              ---------------------------
TOTAL COMMERCIAL PAPER                                          10,793,431    10,793,431
                                                              ---------------------------
SHORT-TERM MONEY MARKET FUND - 10.4%
SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.     2,758,860     2,758,860     2,758,860
                                                              ---------------------------

TOTAL INVESTMENTS HELD                                        $ 26,528,474  $ 26,528,474
                                                              ===========================

See Notes to Financial Statements

UMB BANK, n.a.
POOLED INCOME FUND FOR EMPLOYEE TRUSTS
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                    2000           1999             1998
                               -------------------------------------------

INVESTMENT INCOME
Interest                        $1,551,790       $1,515,680     $1,724,563
Audit expense                        3,400            3,456          3,369
                               -------------------------------------------
   Net investment income         1,548,390        1,512,224      1,721,194
                               -------------------------------------------

REALIZED AND UNREALIZED
GAIN (LOSS) ON INVESTMENTS
Realized gain on investments sold,
   matured or redeemed
Proceeds                       273,484,686      356,426,945    315,287,622
Cost of investments            273,484,686      356,426,945    315,287,622
                               -------------------------------------------
Net realized gain on investments
   sold, matured or redeemed             0                0              0
                               -------------------------------------------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS   $ 1,548,390      $ 1,512,224    $ 1,721,194
                               ===========      ===========    ===========
TOTAL EXPENSE AS A PERCENT OF NET
   INVESTMENT INCOME                  0.22%            0.23%          0.20%
                                      =====            =====          =====

See Notes to Financial Statements

UMB BANK, n.a.
POOLED INCOME FUND FOR EMPLOYEE TRUSTS
STATEMENTS OF PARTICIPANTS' INTEREST
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                         2000                              1999                             1998
                                Units           Amount           Units           Amount           Units           Amount

PARTICIPANTS' INTEREST,
   Beginning of year          4,526,610      $26,636,430       4,990,360      $27,963,660       6,611,850      $34,990,096
                           -----------------------------------------------------------------------------------------------------

FROM INVESTMENT ACTIVITIES
  Net investment income                        1,548,390                        1,512,224                        1,721,194
  Net realized gain (loss)
   on investments sold,
   matured or redeemed
  Net unrealized gain (loss)
   on investments
                                            --------------                    --------------                 --------------
Net increase from
investment activities                          1,548,390                        1,512,224                        1,721,194
                                            --------------                    --------------                 --------------

FROM PARTICIPATING UNIT
TRANSACTIONS
  Issuance of units             789,006        4,727,675       2,258,580       12,783,987       1,660,450        8,994,808
  Redemption of units        (1,728,673)     (10,451,533)     (2,722,330)     (15,623,441)     (3,281,940)     (17,742,438)
                            -------------    -------------    ------------    -------------    ------------    --------------
Net decrease from
participating unit             (939,667)      (5,723,858)       (463,750)      (2,839,454)     (1,621,490)      (8,747,630)
transactions

                            -------------    -------------    ------------    -------------    ------------    --------------
PARTICIPANTS' INTEREST,
  End of year                 3,586,943      $22,460,962       4,526,610      $26,636,430       4,990,360      $27,963,660
                            =============    =============    =============   =============    =============   ==============

NET ASSET VALUE PER
  PARTICIPATING UNIT                                  $6.26                            $5.88                           $5.60
                                                     ======                           ======                           ======

See Notes to Financial Statements

UMB BANK, n.a.
FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
POOLED INCOME FUND FOR EMPLOYEE TRUSTS

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2000

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

Nature of Operations

       The Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts (Funds) provide a means through which funds, held by UMB Bank, n.a. in its capacity as sole fiduciary or co-fiduciary, may be pooled for diversification of investments. The Funds are managed by UMB Bank, n.a. under regulation 9 of the Comptroller of the Currency relating to collective investment funds. Regulation 9 specifies generally the form of trust, accounting policies, investment powers, asset valuation, etc. In addition, the Funds' units are registered with the Securities and Exchange Commission under the 1933 Act.

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

Participation Units

       There is no par or stated value for participation units. Trusts, for which the Bank is a fiduciary, may invest or withdraw based on daily valuations. Prior to March 15, 2000, trusts invested or withdrew based on monthly valuations as of the prior month.

Stock Split

       The Board of the Funds approved a ten for one unit split with an ex-date and effective date of February 18, 2000. All unit and per unit amounts presented in these financial statements have been restated to give effect to the unit split retroactively.

NOTE 2: FUTURE CHANGE IN ACCOUNTING PRINCIPLES

       The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet date at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in net investment income in the same period. The statement is effective for the Fund's fiscal year ending October 31, 2001. Because the Funds do not normally hold derivative instruments, the adoption of this statement is not expected to have a material impact on the financial statements.