Form 10-Q
period 2001-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2001-04-06
CIK 206005

The Collective Investment Trusts
FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

MARK ONE

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended January 31, 2001

OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

For the transition period from ___________ to ________________

Commission File number: 2-58109

THE COLLECTIVE INVESTMENT TRUST
or which UMB Bank, n.a.is Trustee
(Exact Name of the registrant as specified in its charter)

Not applicable, Not Applicable
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

1010 Grand Avenue
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

Yes /X/       No /   /

The number of units of participation outstanding as of January 31, 2001.

Pooled Equity Fund - 9,475,173
Pooled Debt Fund - 8,207,870
Pooled Income Fund - 3,349,058

PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements.

INTRODUCTORY COMMENTS

The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2000.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of January 31, 2001, and the condensed results of their operations for the periods ended January 31, 2001 and 2000, and are of a normal recurring nature.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations

                                                Quarter          Quarter       FY Ended
                                             Ending 01/31/00  Ending 01/31/01   10/31/00
                                             ---------------  ---------------  ---------

Investment Income
  Dividends                                        562,798       424,790      1,947,364
  Interest                                         538,621       156,065      1,547,825
                                                -----------    ----------    -----------
Gross Investment Income                          1,101,419       580,855      3,495,189

  Less: Audit Expense & Foreign Taxes               (6,586)       (6,225)        (9,354)
                                                -----------    ----------    -----------

  Net Investment Income                          1,094,833       574,630      3,485,835
                                                ===========    ==========    ===========

Realized and Unrealized Gain (Loss) on Investments:

  Realized Gain (Loss) on Investments:
  Proceeds from Sales                          107,543,555    35,646,284    364,173,641
  Cost of Securities Sold                      109,276,853    35,345,810    363,491,108
                                                -----------    ----------    -----------

  Net Realized Gain (Loss)                      (1,733,298)      300,474        682,533

Unrealized Gain (Loss) on Invesements:
  Beginning of Period                           13,443,563    12,813,025     13,443,563
  End of Period                                 13,848,149    10,403,058     12,813,025
                                                -----------    ----------    -----------

Net Unrealized Gain (Loss)                         404,586    (2,409,967)      (630,538)
                                                -----------    ----------    -----------

  Net Realized and Unrealized
    Gain on Investments                         (1,328,712)   (2,109,493)        51,995
                                                ===========    ==========    ===========

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest

                                                Quarter          Quarter       FY Ended
                                             Ending 01/31/00  Ending 01/31/01   10/31/00
                                             ---------------  ---------------  ---------

Participants' Interest at Beginning of Period  147,424,965   110,225,425    147,424,965

Changes from Investment Activities:
  Net Investment Income                          1,094,833       574,630      3,485,835
  Net Realized Gain (Loss) on Investments       (1,733,297)      300,474        682,533
  Net Unrealized Gain (Loss) on Investments        404,586    (2,409,967)      (630,538)
                                                -----------    ----------    -----------
    Net Increase (Decrease) from
      Investment Activity                         (233,878)   (1,534,863)     3,537,830
                                                -----------    ----------    -----------

Changes from Participanting Unit Transactions:
  Received from Issuance of 58,701 units         6,527,749                   21,781,514
  Received from Issuance of 116,850 units                      1,259,557

  Payment on Redemption of 56,974 units         (6,226,728)                 (62,518,884)
  Payment on Redemption of 624,959 units                      (6,712,407)

    Net Increase (Decrease) from
       Participating Unit Transactions             301,021    (5,452,849)   (40,737,370)
                                                -----------    ----------    -----------
Participants' Interest at End of Period        147,492,108   103,237,713    110,225,425
                                                ===========    ==========    ===========

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities

                                             10/31/2000                 01/31/2001
                                         Cost         Market          Cost         Market
                                     -----------   ------------   ------------  ------------

Assets:
  Common Stock                       85,906,212     98,719,237     84,560,999    94,964,056
  Commercial Paper                   10,037,926     10,037,926      6,864,107     6,864,107
  Other Investments                   1,361,675      1,361,675      1,323,126     1,323,126
                                    ------------  -------------   ------------ -------------
    Total Investments                97,305,813    110,118,838     92,748,232   103,151,290
                                    ============                  ============
    Cash                                                     0                            0
    Interest & Dividends Receivable                    116,416                       91,418
    Receivable for Securities Sold                           0
                                                  -------------                -------------
Total Assets:                                      110,235,254                  103,242,708
                                                  =============                =============

Liabilities:
  Disbursement in excess of
    Demand Deposit Money                                 5,302                        4,808
  Audit Fees Payable                                     4,527                          187
  Payable for Securities Sold                                0                            0
                                                  -------------                -------------
Total Liabilities                                        9,829                        4,995
                                                  -------------                -------------
Participants' Interest:

  11.04 Per Unit on
    9,983,281 Units Outstanding                    110,225,425
  10.90 Per Unit on
    9,475,173 Units Outstanding                                                 103,237,713
                                                  -------------                -------------
Total Liabilities and Participants' Equity         110,235,254                  103,242,708
                                                  =============                =============

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations

                                                Quarter          Quarter       FY Ended
                                             Ending 01/31/00  Ending 01/31/01   10/31/00
                                             ---------------  ---------------  ---------

Investment Income
  Interest                                       1,410,681     1,017,622      5,379,015
                                                -----------    ----------    -----------
    Gross Investment Income                      1,410,681     1,017,622      5,379,015
  Less: Audit Expense & Foreign Taxes               (3,336)       (6,215)       (11,246)
                                                -----------    ----------    -----------
    Net Investment Income                        1,407,345     1,011,407      5,367,769
                                                ===========    ==========    ===========

Realized and Unrealized Gain(Loss) on Investments:
  Realized Gain (Loss) on Investments:
    Proceeds from Sales                         13,810,201    12,985,594     65,197,455
    Cost of Securities Sold                     13,827,478    12,834,323     66,653,932
                                                -----------    ----------    -----------
  Net Realized Gain (Loss)                         (17,277)      151,271     (1,456,477)

  Unrealized Gain (Loss) on Invesements:
    Beginning of Period                            (92,054)       33,212        (92,054)
    End of Period                               (1,768,682)    1,935,590         33,212
                                                -----------    ----------    -----------
  Net Unrealized Gain (Loss)                    (1,676,628)    1,902,378        125,266

  Net Realized and Unrealized
    Gain on Investments                         (1,693,905)    2,053,649     (1,331,211)
                                                -----------    ----------    -----------
Net Increase (Decrease) in Net Assets
  Resulting from Operations                       (286,560)    3,065,056      4,036,558
                                                ===========    ==========    ===========

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest

                                                Quarter          Quarter       FY Ended
                                             Ending 01/31/00  Ending 01/31/01   10/31/00
                                             ---------------  ---------------  ---------

Participants' Interest at Beginning of Period   92,660,744    68,086,026     92,660,744
                                                -----------    ----------    -----------
Changes from Investment Activities:
  Net Investment Income                          1,407,344     1,011,407      5,367,769
  Net Realized Gain (Loss) on Investments          (17,277)      151,271     (1,456,477)
  Net Unrealized Gain (Loss) on Investments     (1,676,628)    1,902,379        125,266
                                                -----------    ----------    -----------
  Net Increase (Decrease) from
    Investment Activity                           (286,561)    3,065,056      4,036,558
                                                -----------    ----------    -----------

Changes from Participanting Unit Transactions:
  Received from Issuance of 10,462 units           768,274                   12,812,950
  Received from Issuance of 85,944 units                         683,837

  Payment on Redemption of 126,417 units        (9,282,171)                 (41,424,226)
  Payment on Redemption of 650,361 units                      (5,140,445)
                                                -----------    ----------    -----------
    Net Increase (Decrease) from
      Participating Unit Transactions           (8,513,897)   (4,456,609)   (28,611,276)
                                                -----------    ----------    -----------
Participants' Interest at End of Period         83,860,286    66,694,474     68,086,026
                                                ===========   ===========    ===========

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities

                                             10/31/2000                 01/31/2001
                                         Cost         Market          Cost         Market
                                     -----------   ------------   ------------  ------------

Assets:
  United States Government &
    Agency Obligations               36,761,677     37,119,452     34,550,136    36,314,874
  Corporate Bonds                    30,852,246     30,527,683     26,817,400    27,448,260
  Short-term Money Market Fund                0              0      1,656,411     1,656,411
                                    ------------  -------------   ------------ -------------
    Total Investments                67,613,923     67,647,135     63,023,947    65,419,545
                                    ============                  ============
    Cash                                                     0                            0
    Interest Receivable                              1,065,968                    1,274,445
    Receivable for Securities Sold                           0                            0
                                                  -------------                -------------
Total Assets:                                       68,713,103                   66,693,990
                                                  =============                =============

Liabilities:
  Audit Fees Payable                                     3,864                         (484)
  Payable for Securities Sold                                0                            0
  Disbursements in excess of demand deposit cash       623,213                            0
                                                  -------------                -------------
Total Liabilities                                      627,077                         (484)
                                                  -------------                -------------
Participants' Interest:

  $7.76 per unit on 8,772,286 units
    outstanding 10/31/00                            68,086,026
  $8.13 per unit on 8,207,870 units
    outstanding 01/31/01                                                         66,694,474
                                                  -------------                -------------
Total Liabilities and Participants' Equity          68,713,103                   66,693,990
                                                  =============                =============

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations

                                                Quarter          Quarter       FY Ended
                                             Ending 01/31/00  Ending 01/31/01   10/31/00
                                             ---------------  ---------------  ---------

Investment Income
  Interest                                         396,484       359,150      1,551,790
                                                -----------    ----------    -----------
    Gross Investment Income                        396,484       359,150      1,551,790

Less: Audit Expense & Foreign Taxes                 (866)       (2,426)        (3,400)
                                                -----------    ----------    -----------
  Net Investment Income                            395,618       356,724      1,548,390
                                                ===========    ==========    ===========

Realized and Unrealized Gain(Loss) on Investments:

  Realized Gain (Loss) on Investments:
    Proceeds from Sales                         61,407,319    68,357,538    273,484,686
    Cost of Securities Sold                     61,407,319    68,357,538    273,484,686
                                                -----------    ----------    -----------
  Net Realized Gain (Loss)                               0             0              0

 Unrealized Gain (Loss) on Investments:
    Beginning of Period                                  0             0              0
    End of Period                                        0             0              0
                                                -----------    ----------    -----------
 Net Unrealized Gain (Loss)                              0             0              0
                                                -----------    ----------    -----------
  Net Realized and Unrealized
    Gain on Investments                                  0             0              0
                                                -----------    ----------    -----------
  Net Increase in Assets Resulting
    From Operations                                395,618       356,724      1,548,390
                                                ===========    ==========    ===========

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest

                                                Quarter          Quarter       FY Ended
                                             Ending 01/31/00  Ending 01/31/01   10/31/00
                                             ---------------  ---------------  ---------

Participants' Interest at Beginning of Period   26,636,430    22,460,962     26,636,430

Changes from Investment Activities:
  Net Investment Income                            395,618       356,724      1,548,390
  Net Realized Gain (Loss) on Investments                0             0              0
  Net Unrealized Gain (Loss) on Investments              0             0              0
                                                -----------    ----------    -----------
  Net Increase (Decrease) from
    Investment Activity                            395,618       356,724      1,548,390
                                                -----------    ----------    -----------
Changes from Participanting Unit Transactions:
  Received from Issuance of 51,698 units         3,071,848                    4,727,675
  Received from Issuance of 87,313 units                         551,923

  Payment on Redemption of 24,881 units         (1,470,060)                 (10,451,533)
  Payment on Redemption of 325,198 units                      (2,054,207)
                                                -----------    ----------    -----------
    Net Increase (Decrease) from
      Participating Unit Transactions            1,601,788    (1,502,284)    (5,723,858)
                                                -----------    ----------    -----------
Participants' Interest at End of Period         28,633,836    21,315,402     22,460,962
                                                ===========    ==========    ===========

See note to Condensed Financial Statements

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities

                                             10/31/2000                 01/31/2001
                                         Cost         Market          Cost         Market
                                     -----------   ------------   ------------  ------------

Assets:

  United States Government &
    Agency Obligations                4,483,159      4,483,159      4,434,535     4,434,535
  Commercial Paper                   13,916,493     13,916,493     14,209,793    14,209,794
  Short Term Money Market Fund        3,990,193      3,990,193      2,612,395     2,612,395
                                    ------------  -------------   ------------ -------------
    Total Investments                22,389,845     22,389,845     21,256,723    21,256,724
                                    ============                  ============

    Cash                                                     0                          528
    Interest & Dividends Receivable                     72,747                       58,333
    Receivable for Securities Sold                           0                            0
                                                  -------------                -------------
Total Assets:                                       22,462,592                   21,315,585
                                                  =============                =============

Liabilities:
  Audit Fees Payable                                     1,630                          183
  Payable for Securities Sold                                0                            0
                                                  -------------                -------------
Total Liabilities                                        1,630                          183
                                                  -------------                -------------

Participants' Interest:
  $6.26 per unit on 3,586,943 units
    outstanding in 2000                             22,460,962
  $6.36 per unit on 3,349,058 units
    outstanding as of 01/31/01                                                   21,315,402
                                                  -------------                -------------
Total Liabilities and Participants' Equity          22,462,592                   21,315,585
                                                  =============                =============

See note to Condensed Financial Statements

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FOR QUARTER ENDING 1/31/01

The markets continued their losing ways in the first quarter. The blue chip indices struggled into the new year with losses in most categories. The economy was pummeled with the election uncertainty (the longest in our history), higher energy costs (natural gas was more than 100% higher), and a slowing economy. Christmas sales were the slowest in five years as retailers saw the consumer wait for sales after the holidays.

The "light at the end of the tunnel" appeared in January as the Federal Reserve surprised the markets with a 50 basis point cut in rates the first week of the month and followed with another 50 basis point reduction three weeks later. The consumer returned to the stores for the sales and purchased big ticket items (cars and homes). This is turn sparked a stock market rally that erased half of the losses in the previous two months. The question for the market is whether this momentum will continue.

Pooled Equity Fund

During the past quarter, there were no new stock positions in the fund. Positions were deleted in Avaya Inc., Rohm & Haas, and Union Pacific Corp. The fund's total return (income plus price appreciation) for the quarter was -1.32%. For the past 12 months, the total Fund returned 2.04%. This compares to the total return for the quarter ended January 31, 2000 of -0.08% and for the year ended October 31, 2000 of 3.32%. Excluding cash reserves, the total return of stocks held by the Fund was -1.68% for the quarter and 0.87% for the last 12 months. The Fund ended the period with cash reserves of 7.96%.

Pooled Debt Fund

In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 55.0% of the portfolio is held in U.S. Government and Agency issues. Approximately 66% of the portfolio will mature within five years. The weighted average life of the total portfolio is 3.1 years. The total return of the Fund was 4.69% for the quarter and 10.99% for the preceding 12 months. This compares to the total return for the quarter ended January 31, 2000 of -0.34% and for the year ended October 31, 2000 of 5.66%. At period end, the current yield of the fund was approximately 6.16%. The weighted yield to maturity at market was 5.70%.

Pooled Income Fund

The Fund continues to be invested in short-term U.S. Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's quarterly return of 1.64% is equivalent to an annualized total return of 6.72%. For the past 12 months, the fund returned 6.57%. This compares to the total return for the quarter ended January 31, 2000 of 1.49% and for the year ended October 31, 2000 of 6.41%. The Fund has an average maturity of 13 days and a weighted yield to maturity of 5.60%.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.
Item 2.	Changes in Securities. Not applicable.
Item 3.	Defaults Upon Senior Securities. Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.
Item 5.	Other Information. Not applicable.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits. The numbers set forth below correspond to the exhibit number in Item 601 of Regulation S-K.
(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession. Not applicable.
(3)	Articles of Incorporation and Bylaws. Not applicable.
(4)	Instrument Defining the Rights of Security Holders, Including Indentures. Not applicable.
(10)	Material Contracts. Not applicable.
(11)	Statement re Computation of Per Share Earnings. Not applicable.
(15)	Letter re Unaudited Interim Financial Information. Not applicable.
(18)	Letter re Change in Accounting Principles. Not applicable.
(19)	Report Furnished to Security Holders. Not applicable.
(22)	Published Report Regarding Matters Submitted to Security Holders. Not applicable.
(23)	Consents of Experts and Counsel. Not applicable.
(24)	Power of Attorney. Not applicable.
(27)	Financial Data Schedule. 27.1 - Pooled Income Fund 27.2 - Pooled Equity Fund 27.3 - Pooled Debt Fund
(99)	Additional Exhibits. None..
(b)	Reports on Form 8-K. No report on Form 8-K was required to be filed during the three months ended January 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
The Collective Investment Trusts for Which UMB Bank, n.a. is Trustee
(Registrant) by UMB Bank, n.a. as trustee
Date: March 15, 2001	By: / s / Steve Campbell Steve Campbell Senior Vice President
By: / s / E. Frank Ware E. Frank Ware Executive Vice President and Trust Accounting Officert

INDEX TO EXHIBITS
27.1	Financial Data Schedule for Pooled Income Fund
27.2	Financial Data Schedule for Pooled Equity Fund
27.3	Financial Data Schedule for Pooled Debt Fund

27.1     Article 5 FDS - Pooled Income The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2001, and is qualified in its entirety by reference to such Financial Statements.

Period - Type                         3 MTHS
Fiscal Year End                      10/31/2001
Period end                           01/31/2001
Cash                                        528
Securities                           21,256,724
Receivables                              58,333
Allowances                                    0
Inventory                                     0
Current Assets                                0
PP&E                                          0
Depreciation                                  0
Total Assets                         21,315,585
Current Liabilities                         183
Bonds                                         0
Preferred Mandatory                           0
Preferred Mandatory                           0
Common                                        0
Other SE                             21,315,402
Total Liability and Equity           21,315,585
Sales                                         0
Total Revenues                          359,150
CGS                                           0
Total Costs                                   0
Other Expenses                           (2,426)
Loss Provision                                0
Interest Expense                              0
Income Pretax                           356,724
Income Tax                                    0
Income Continuing                       356,724
Discontinued                                  0
Extraordinary                                 0
Changes                                       0
Net Income                              356,724
EPS Primary                                  $0.10
EPS Diluted                                  $0.10

27.2     Article 5 FDS - Pooled Equity Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2001, and is qualified in its entirety by reference to such Financial Statements.

Period - Type                          3 MTHS
Fiscal Year End                      10/31/2001
Period end                             01/31/01
Cash                                          0
Securities                          103,151,290
Receivables                              91,418
Allowances                                    0
Inventory                                     0
Current Assets                                0
PP&E                                          0
Depreciation                                  0
Total Assets                        103,242,708
Current Liabilities                       4,995
Bonds                                         0
Preferred Mandatory                           0
Preferred Mandatory                           0
Common                                        0
Other SE                            103,237,713
Total Liability and Equity          103,242,708
Sales                                         0
Total Revenues                          580,855
CGS                                           0
Total Costs                                   0
Other Expenses                           (6,225)
Loss Provision                                0
Interest Expense                              0
Income Pretax                           574,630
Income Tax                                    0
Income Continuing                       574,630
Discontinued                                  0
Extraordinary                                 0
Changes                                       0
Net Income                              574,630
EPS Primary                                  $0.06
EPS Diluted                                  $0.06

27.3     Article 5 FDS - Pooled Debt Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2001, and is qualified in its entirety by reference to such Financial Statements.

Period - Type                          3 MTHS
Fiscal Year End                      10/31/2001
Period end                             01/31/01
Cash                                          0
Securities                           65,419,545
Receivables                           1,274,445
Allowances                                    0
Inventory                                     0
Current Assets                                0
PP&E                                          0
Depreciation                                  0
Total Assets                         66,693,990
Current Liabilities                        (484)
Bonds                                         0
Preferred Mandatory                           0
Preferred Mandatory                           0
Common                                        0
Other SE                             66,694,474
Total Liability and Equity           66,693,990
Sales                                         0
Total Revenues                        1,017,622
CGS                                           0
Total Costs                                   0
Other Expenses                           (6,215)
Loss Provision                                0
Interest Expense                              0
Income Pretax                         1,011,407
Income Tax                                    0
Income Continuing                     1,011,407
Discontinued                                  0
Extraordinary                                 0
Changes                                       0
Net Income                            1,011,407
EPS Primary                                  $0.12
EPS Diluted                                  $0.12