Form 10-Q
period 2001-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2001-06-22
CIK 206005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 2-58109

THE COLLECTIVE INVESTMENT TRUST of which UMB Bank, n.a. is Trustee
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ___

The number of units of participation outstanding as of April 30, 2001.

Pooled Equity Fund - 8,508,950
Pooled Debt Fund - 6,881,615
Pooled Income Fund - 3,119,504

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of April 30, 2001, and the condensed results of their operations for the periods ended April 30, 2001 and 2000, and are of a normal recurring nature.

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statement of Operations

                                                                                 Quarter           Quarter          FY Ended         Six Months        Six Months
                                                                              Ending 04/30/00  Ending 04/30/01     10/31/2000      Ended 04/30/01    Ended 04/30/00
                                                                             ---------------------------------------------------------------------------------------

Investment Income

Interest                                                                           1,712,482          972,704         5,379,015         1,990,326         3,123,163

Gross Investment Income                                                            1,712,482          972,704         5,379,015         1,990,326         3,123,163

Less: Audit Expense                                                                   (2,336)          (4,710)          (11,246)          (10,925)           (5,672)

                                                                             ---------------------------------------------------------------------------------------
Net Investment Income                                                              1,710,147          967,994         5,367,769         1,979,401         3,117,491

Realized and Unrealized Gain (Loss) on Investments:

Realized Gain (Loss) on Investments:
Proceeds from Sales                                                               31,822,550       29,612,027        65,197,455        42,597,621        45,632,751
Cost of Securities Sold                                                           32,538,037       29,101,201        66,653,932        41,935,525        46,365,515

Net Realized Gain (Loss)                                                            (715,486)         510,826        (1,456,477)          662,096          (732,764)

Unrealized Gain (Loss) on Investments:
Beginning of Period                                                               (1,768,682)       1,935,590           (92,054)           33,211           (92,054)
End of Period                                                                     (1,528,710)       1,445,340            33,212         1,445,340        (1,528,710)

Net Unrealized Gain (Loss)                                                           239,972         (490,250)          125,266         1,412,129        (1,436,657)

                                                                             ---------------------------------------------------------------------------------------
Net Realized and Unrealized Gain (Loss)                                             (475,515)          20,576        (1,331,211)        2,074,225        (2,169,420)
    on Investments

Net Increase (Decrease) in Net Assets
                                                                             ---------------------------------------------------------------------------------------
                      Resulting from Operations                                    1,234,632          988,570         4,036,558         4,053,626           948,071
                                                                             =======================================================================================
UMB Bank, n.a.
Pooled Debt Fund for Employees Trust
Statements of Participant's Interest

                                                                              Quarter           Quarter          FY Ended         Six Months         Six Months
                                                                          Ending 04/30/00   Ending 04/30/01     10/31/2000      Ended 04/30/01     Ended 04/30/00
                                                                      -------------------------------------------------------------------------------------------

Participants' Interest at Beginning of Period                                 83,860,287       66,694,474        92,660,744        68,086,026         92,660,744

Changes from Investment Activities:
           Net Investment Income                                               1,710,147          967,994         5,367,769         1,979,401          3,117,491
           Net Realized Gain (Loss) on Investments                              (715,486)         510,826        (1,456,477)          662,096           (732,764)
           Net Unrealized Gain (Loss) in Investments                             239,972         (490,250)          125,266         1,412,129         (1,436,657)

                                                                      -------------------------------------------------------------------------------------------
           Net Increase (Decrease) from                                        1,234,633          988,570         4,036,558         4,053,626            948,070
Investment Activity

Changes from Participating Unit Transactions:
            Received from Issuance of 163,943 units                                             1,345,674        12,812,950         2,029,511
            Received from Issuance of 131,577 units                            1,344,407                                                               2,112,681

            Payment on Redemption of 1,490,197 units                                          (12,207,044)      (41,424,226)      (17,347,490)
            Payment on Redemption of 665,477 units                            (9,816,953)                                                            (19,099,121)

                                                                      -------------------------------------------------------------------------------------------
            Net Increase (Decrease) from                                      (8,472,546)     (10,861,370)      (28,611,276)      (15,317,979)       (16,986,440)
Participating  Unit Transactions

                                                                      -------------------------------------------------------------------------------------------
Participant's Interest at End of Period                                       76,622,374       56,821,673        68,086,026        56,821,673         76,622,374
                                                                      ===========================================================================================
UMB Bank, n.a.
Pooled Debt Fund for Employees Trust
Statement of Assets and Liabilities

                                                              10/31/2000                                    4/30/2001
                                                         Cost           Market                        Cost             Market
                                                    --------------------------------            -----------------------------------

Assets:
US Government and Agency Obligations                       36,761,677      37,119,452                    32,721,529       33,954,489
Corporate Bonds                                          30,852,246      30,527,683                    21,450,860       21,719,910
Short-Term Money Market Fund                                      -               -                        10,254           10,254

   Total Investments                                     67,613,923      67,647,135                    54,182,643       55,684,653

Cash                                                                              -                                        344,700
Income Receivable                                                         1,065,968                                        793,377
Receivable for Securities Sold                                                    -                                              -

                                                                    ---------------------------------------------------------------
Totals Assets:                                                           68,713,103                                     56,822,730
                                                                    ===============================================================

Liabilities:
Disbursement in excess of
     Demand Deposit Cash                                                    623,213                                              -
Audit Fees Payable                                                            3,864                                          1,057
Payable for Securities Purchased                                                  -                                              -

Total Liabilities:                                                          627,077                                          1,057

Participants' Interest:

    $7.76 Per Unit on
8,772,286 Units Outstanding on 10/31/00                                  68,086,026
$8.26 Per Unit on
6,881,615 Units Outstanding 04/30/01                                                                                    56,821,673

                                                                    ----------------                              -----------------
Total Liabilities and Participants' Equity                               68,713,103                                     56,822,730
                                                                    ================                              =================
UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statement of Operations

                                                                       Quarter          Quarter        FY Ended      Six Months       Six Months
                                                                   Ending 04/30/00   Ending 04/30/01   10/31/00    Ended 04/30/01   Ended 04/30/00
                                                                  ----------------------------------------------------------------------------------

Investment Income
Dividends                                                                    547,113        387,699      1,947,364         812,489        1,109,911
Interest                                                                     461,296         95,960      1,547,825         252,024          999,917

Gross Investment Income                                                    1,008,409        483,658      3,495,189       1,064,513        2,109,828

Less: Audit Expense and Foreign Taxes                                           (2,336)        (4,784)        (9,354)        (11,008)          (8,922)

                                                                  ----------------------------------------------------------------------------------
Net Investment Income                                                      1,006,073        478,874      3,485,835       1,053,505        2,100,906

Realized and Unrealized Gain (Loss) on Investments:

Realized Gain (Loss) on Investments:
Proceeds from Sales                                                      116,905,290     41,402,281    364,173,641      77,048,565      224,448,846
Cost of Securities Sold                                                  115,323,401     42,704,994    363,491,108      78,050,804      224,600,254

Net Realized Gain (Loss)                                                   1,581,889     (1,302,712)       682,533      (1,002,239)        (151,408)

Unrealized Gain (Loss) on Investments:
Beginning of Period                                                       13,848,149     10,403,058     13,443,563      12,813,025       13,443,563
End of Period                                                             12,671,647      6,720,771     12,813,025       6,720,771       12,671,647

Net Unrealized Gain (Loss)                                                (1,176,502)    (3,682,287)      (630,538)     (6,092,254)        (771,916)

                                                                  ----------------------------------------------------------------------------------
Net Realized and Unrealized Gain (Loss)
    on Investments                                                           405,387     (4,985,000)        51,995      (7,094,493)        (923,324)

Net Increase (Decrease) in Net Assets
                                                                  ----------------------------------------------------------------------------------
                      Resulting from Operations                            1,411,460     (4,506,125)     3,537,830      (6,040,988)       1,177,582
                                                                  ==================================================================================
UMB Bank, n.a.
Pooled Equity Fund for Employees Trust
Statements of Participant's Interest

                                                                Quarter          Quarter          FY Ended        Six Months      Six Months
                                                            Ending 04/30/00  Ending 04/30/01      10/31/00      Ended 04/30/01  Ended 04/30/00
                                                            ------------------------------------------------------------------------------------

Participants' Interest at Beginning of Period                    147,492,108      103,237,713       147,424,965     110,225,425     147,424,965

Changes from Investment Activities:
           Net Investment Income                                   1,006,073          478,874         3,485,835       1,053,505       2,100,906
           Net Realized Gain (Loss) on Investments                 1,581,889       (1,302,712)          682,533      (1,002,239)       (151,408)
           Net Unrealized Gain (Loss) in Investments              (1,176,502)      (3,682,287)         (630,538)     (6,092,254)       (771,916)

                                                            ------------------------------------------------------------------------------------
           Net Increase (Decrease) from
Investment Activity                                                1,411,460       (4,506,125)        3,537,830      (6,040,988)      1,177,582

Changes from Participating Unit Transactions:
            Received from Issuance of 206,605 units                                 2,165,530        21,781,514                       8,944,493
            Received from Issuance of 186,267 units                2,416,744                                          3,425,088

            Payment on Redemption of 1,172,828 units                              (11,986,967)      (62,518,884)
            Payment on Redemption of 865,775 units               (21,137,034)                                       (18,699,374)    (27,363,762)

                                                            ------------------------------------------------------------------------------------
            Net Increase (Decrease) from
Participating  Unit Transactions                                 (18,720,290)      (9,821,437)      (40,737,370)    (15,274,286)    (18,419,269)

                                                            ------------------------------------------------------------------------------------
Participant's Interest at End of Period                          130,183,278       88,910,151       110,225,425      88,910,151     130,183,278
                                                            ====================================================================================
UMB Bank, n.a.
Pooled Equity Fund for Employees Trust
Statement of Assets and Liabilities

                                                                  10/31/2000                                        4/30/2001
                                                            Cost             Market                          Cost             Market
                                                      ------------------------------------             ------------------------------------

Assets:
Common Stock                                                 85,906,212        98,719,237                     74,663,402        81,384,173
Commercial Paper                                             10,037,926        10,037,926                      3,050,340         3,050,340
Other Investments                                             1,361,675         1,361,675                      4,402,163         4,402,163

   Total Investments                                         97,305,813       110,118,838                     82,115,905        88,836,676

Cash                                                                                    0                                           (7,044)
Income Receivable                                                                 116,416                                           82,273
Receivable for Securities Sold                                                          0                                                0

                                                                        ------------------                               ------------------
Totals Assets:                                                                110,235,254                                       88,911,905
                                                                        ==================                               ==================

Liabilities:
Disbursement in excess of
     Demand Deposit Cash                                                            5,302                                                0
Audit Fees Payable                                                                  4,527                                            1,754
Payable for Securities Purchased                                                        0                                                0

Total Liabilities:                                                                  9,829                                            1,754

Participants' Interest:

    $11.04 Per Unit on
9,983,282 Units Outstanding on 10/31/00                                       110,225,425
    $10.45 Per Unit on
8,508,950 Units Outstanding 04/30/01                                                                                            88,910,151

                                                                        ------------------                               ------------------
Total Liabilities and Participants' Equity                                    110,235,254                                       88,911,905
                                                                        ==================                               ==================
UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statement of Operations

                                                                                  Quarter           Quarter           FY Ended          Six Months         Six Months
                                                                              Ending 04/30/00   Ending 04/30/01      10/31/2000       Ended 04/30/01     Ended 04/30/00
                                                                             ---------------------------------------------------------------------------------------------

Investment Income

Interest                                                                                383,019          267,386          1,551,790            626,537            779,503

Gross Investment Income                                                                 383,019          267,386          1,551,790            626,537            779,503

Less: Audit Expense and Foreign Taxes                                                      (856)          (1,712)            (3,400)            (4,139)            (1,722)

                                                                             ---------------------------------------------------------------------------------------------
Net Investment Income                                                                   382,163          265,674          1,548,390            622,398            777,781

Realized and Unrealized Gain (Loss) on Investments:

Realized Gain (Loss) on Investments:
Proceeds from Sales                                                                  79,997,188       74,190,377        273,484,686        142,547,915        141,404,507
Cost of Securities Sold                                                              79,997,188       74,190,297        273,484,686        142,547,835        141,404,507

Net Realized Gain (Loss)                                                                      -               80                  -                 80                  -

Unrealized Gain (Loss) on Investments:
Beginning of Period                                                                           -                -                  -                  -                  -
End of Period                                                                                 -                -                  -                  -                  -

Net Unrealized Gain (Loss)                                                                    -                -                  -                  -                  -

                                                                             ---------------------------------------------------------------------------------------------
Net Realized and Unrealized Gain (Loss)                                                       -               80                  -                 80                  -
    on Investments

Net Increase (Decrease) in Net Assets
                                                                             ---------------------------------------------------------------------------------------------
                      Resulting from Operations                                         382,163          265,754          1,548,390            622,478            777,781
                                                                             =============================================================================================
UMB Bank, n.a.
Pooled Income Fund for Employees Trust
Statements of Participant's Interest

                                                              Quarter          Quarter         FY Ended     Six Months     Six Months
                                                          Ending 04/30/00  Ending 04/30/01     10/31/00    Ended 04/30/01Ended 04/30/00
                                                          ------------------------------------------------------------------------------

Participants' Interest at Beginning of Period                   28,633,835       21,315,402     26,636,430    22,460,962     26,636,430

Changes from Investment Activities:
           Net Investment Income                                   382,163          265,674      1,548,390       622,398        777,781
           Net Realized Gain (Loss) on Investments                       0               80              0            80              0
           Net Unrealized Gain (Loss) in Investments                     0                0              0             0              0

                                                          ------------------------------------------------------------------------------
           Net Increase (Decrease) from                            382,163          265,754      1,548,390       622,478        777,781
Investment Activity

Changes from Participating Unit Transactions:
            Received from Issuance of 149,475 units                                 957,546      4,727,675     1,509,469
            Received from Issuance of 96,065 units                 858,965                                                    3,930,813

            Payment on Redemption of 379,029 units                               (2,428,617)   (10,451,533)   (4,482,824)
            Payment on Redemption of 374,632 units              (4,288,901)                                                  (5,758,962)

                                                          ------------------------------------------------------------------------------
            Net Increase (Decrease) from                        (3,429,936)      (1,471,071)    (5,723,858)   (2,973,355)    (1,828,149)
Participating  Unit Transactions

                                                          ------------------------------------------------------------------------------
Participant's Interest at End of Period                         25,586,062       20,110,084     22,460,962    20,110,084     25,586,062
                                                          ==============================================================================
UMB Bank, n.a.
Pooled Income Fund for Employees Trust
Statement of Assets and Liabilities

                                                     10/31/2000                                   4/30/2001
                                                        Cost            Market                       Cost           Market
                                                   ---------------------------------           ---------------------------------

Assets:
United States Government and Agency Obligations          4,483,159        4,483,159                           0               0
Commercial Paper                                        13,916,493       13,916,493                  17,136,837      17,136,837
Short-Term Money Market Fund                             3,990,193        3,990,193                   2,933,139       2,933,139

   Total Investments                                    22,389,845       22,389,845                  20,069,976      20,069,976

Cash                                                                              0                                      (1,764)
Income Receivable                                                            72,747                                      42,605
Receivable for Securities Sold                                                    0                                           0

                                                                   -----------------                            ----------------
Totals Assets:                                                           22,462,592                                  20,110,817
                                                                   =================                            ================

Liabilities:

Audit Fees Payable                                                            1,630                                         733
Payable for Securities Purchased                                                  0                                           0

Total Liabilities:                                                            1,630                                         733

Participants' Interest:

    $6.26 Per Unit on
3,586,943 Units Outstanding on 10/31/00                                  22,460,962
    $6.45 Per Unit on
3,119,504 Units Outstanding 04/30/01                                                                                 20,110,084

                                                                   -----------------                            ----------------
Total Liabilities and Participants' Equity                               22,462,592                                  20,110,817
                                                                   =================                            ================

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS QUARTER ENDING 04/30/01

The most recent quarter saw a continuation of deteriorating economic news. The jobless rate began to climb, consumers were more cautious in their spending, and business worked down inventories. The stock market continued to work lower to levels not seen for a couple of years.

The good news is the Federal Reserve continued their aggressive easing started in January. During this most recent quarter, Fed Funds were reduced a further 1.5%. Also, continued progress from Washington concerning tax relief helped to buoy investor confidence. The month of April saw a rebound in the markets that kept losses for the quarter to a few percentage points.

In fixed income we continued to see good positive returns although at the end of the quarter longer term maturities began to show weakness as the market began to worry about re-igniting inflation. Our conservative average life maturities benefited the return in the Fund as trailing 12-month returns are now in double digits.

The economy appears to have stopped its deceleration. Is the economy going to escape a true recession? The answer to this is anyone's guess. Going forward, we will be closely monitoring the consumer as to spending patterns and Federal Reserve policy.

POOLED FUND COMMENTARY

The collective investment funds included in this report are for the use of "Qualified Retirement Trusts" such as yours. These funds, the Pooled Equity Fund, Pooled Debt Fund, and the Pooled Income Fund, represent a pool of capital of about $165 million. Participating accounts benefit from this large concentration of capital by receiving constant investment attention, lower brokerage commissions on large trades, and broad diversification which reduces risk and enhances investment opportunities. Investment programs to meet the objectives of each individual trust can be designed by adjusting the ratio of participation in the various funds.

POOLED EQUITY FUND

During the past quarter, new stock positions added in the fund were Nortel Networks, Tellabs and Aquila. Positions were deleted in Archer Daniels Midland, Covance, Snap On, Lucent Technologies, International Paper and Schlumberger. The fund's total return (income plus price appreciation) for the quarter ended 04/30/01 was -4.10%. The Fund's return for the quarter ended 04/30/00 was 0.99%. and for the fiscal year ended 10/31/00 was 3.32%. For the past 12 months, the total Fund return was -3.10%. Excluding cash reserves, the total return of stocks held by the Fund was -4.73 for the quarter and -3.86 for the last 12 months. The Fund ended the period with cash reserves of 8.40%.

POOLED DEBT FUND

In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 55.0% of the portfolio was held in U.S. Government and Agency issues. Approximately 66% of the portfolio will mature within five years. The weighted average life of the total portfolio is 3.1 years. The Fund's total return for the quarter ended 04/30/01 was 1.62%. The Fund's return for the quarter ended 04/30/00 was 1.58% and for the fiscal year ended 10/31/00 was 5.66%. For the past 12 months, the total Fund returned 11.04%. At period end, the current yield of the fund was approximately 6.16%. The weighted yield to maturity at market was 5.70%.

POOLED INCOME FUND

The Fund continues to be invested in short-term U.S. Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. The Fund's return for quarter ended 04/30/01 of 1.29% is equivalent to an annualized total return of 5.26%. The return for the quarter ended 04/30/00 was 1.44%, equivalent to an annualized total return of 5.76%. The total return for the fiscal year ended 10/31/00 was 6.41%. For the past 12 months, the fund returned 6.42%. The Fund has an average maturity of 20 days and a weighted yield to maturity of 4.70%.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.
Item 2.	Changes in Securities. Not applicable.
Item 3.	Defaults Upon Senior Securities. Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.
Item 5.	Other Information. Not applicable.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits. The numbers set forth below correspond to the exhibit number in Item 601 of Regulation S-K.
(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession. Not applicable.
(3)	Articles of Incorporation and Bylaws. Not applicable.
(4)	Instrument Defining the Rights of Security Holders, Including Indentures. Not applicable.
(10)	Material Contracts. Not applicable.
(11)	Statement re Computation of Per Share Earnings. Not applicable.
(15)	Letter re Unaudited Interim Financial Information. Not applicable.
(18)	Letter re Change in Accounting Principles. Not applicable.
(19)	Report Furnished to Security Holders. Not applicable.
(22)	Published Report Regarding Matters Submitted to Security Holders. Not applicable.
(23)	Consents of Experts and Counsel. Not applicable.
(24)	Power of Attorney. Not applicable.
(27)	Financial Data Schedule. None
(99)	Additional Exhibits. None.
(b)	Reports on Form 8-K. No report on Form 8-K was required to be filed during the three months ended April 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
The Collective Investment Trusts for Which UMB Bank, n.a. is Trustee
(Registrant) by UMB Bank, n.a. as trustee
Date: June 22, 2001	By: / s / Steve Campbell Steve Campbell Senior Vice President
By: / s / E. Frank Ware E. Frank Ware Executive Vice President and Trust Accounting Officer