Form 10-Q
period 2001-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2001-09-26
CIK 206005

------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

                                 Not Applicable
         (State or other jurisdiction of incorporation or organization)

                                 Not Applicable
                      (I.R.S. Employer Identification No.)

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

The number of units of participation outstanding as of July 31, 2001.


 Pooled Equity Fund - 8,118,807
 Pooled Debt Fund - 6,571,666
 Pooled Income Fund - 3,114,539


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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of July 31, 2001, and the condensed results of their operations for the periods ended July 31, 2001 and 2000, and are of a normal recurring nature.

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statement of Operations



                                                         Quarter           Quarter      FY           Nine Months   Nine Months
                                                          Ending           Ending      Ended            Ended         Ended
                                                         07/31/00         07/31/01    10/31/00         07/31/01      07/31/00
                                                        ------------------------------------------------------------------------

Investment Income

Interest                                                1,184,826        832,060       5,379,015      2,822,386      4,307,989

Gross Investment Income                                 1,184,826        832,060       5,379,015      2,822,386      4,307,989

Less: Audit Expense                                        (2,335)        (4,869)        (11,246)       (11,383)        (8,007)


                                                       ------------------------------------------------------------------------
Net Investment Income                                   1,182,491        827,191       5,367,769      2,811,003      4,299,982

Realized and Unrealized Gain (Loss) on Investments:

Realized Gain (Loss) on Investments:
Proceeds from Sales                                    11,885,047      9,392,544      65,197,455     51,990,165     57,517,799
Cost of Securities Sold                                11,879,963      9,232,900      66,653,932     51,168,425     58,245,478

Net Realized Gain (Loss)                                    5,084        159,644      (1,456,477)       821,740       (727,679)

Unrealized Gain (Loss) on Investments:
Beginning of Period                                    (1,528,710)     1,445,340         (92,054)        33,211        (92,054)
End of Period                                            (961,829)     2,045,785          33,212      2,045,785       (961,829)

Net Unrealized Gain (Loss)                                566,881        600,445         125,266      2,012,574       (869,775)


                                                       ------------------------------------------------------------------------
Net Realized and Unrealized Gain (Loss)                   571,965        760,089      (1,331,211)     2,834,314     (1,597,454)
    on Investments

Net Increase (Decrease) in Net Assets

                                                       ------------------------------------------------------------------------
                      Resulting from Operations         1,754,456      1,587,280       4,036,558      5,645,317      2,702,528

===============================================================================================================================


UMB Bank, n.a.
Pooled Debt Fund for Employees Trust
Statements of Participant's Interest

                                                             Quarter        Quarter       FY            Nine            Nine
                                                             Ending         Ending       Ended     Months Ended     Months Ended
                                                            07/31/00       07/31/01     10/31/00      07/31/01        07/31/00
                                                         -------------------------------------------------------------------------


Participants' Interest at Beginning of Period              76,622,374     56,821,673    92,660,744   68,086,026    92,660,744

Changes from Investment Activities:
           Net Investment Income                            1,182,491        827,191     5,367,769    2,811,003     4,299,982
           Net Realized Gain (Loss) on Investments              5,084        159,644    (1,456,477)     821,740      (727,679)
           Net Unrealized Gain (Loss) in Investments          566,881        600,445       125,266    2,012,574      (896,775)


                                                       ----------------------------------------------------------------------
           Net Increase (Decrease) from                     1,754,456      1,587,280     4,036,558    5,645,317     2,702,528
Investment
Activity


Changes from Participating Unit Transactions:
            Received from Issuance of 118,041 units                          987,468    12,812,950    3,016,979
            Received from Issuance of 56,553 units          9,619,880                                              11,732,561

            Payment on Redemption of 427,990 units                        (3,567,713)  (41,424,226)
            Payment on Redemption of 155,160 units        (16,844,254)                                            (35,943,377)


                                                       -----------------------------------------------------------------------
            Net Increase (Decrease) from                   (7,224,374)    (2,580,245)  (28,611,276) (17,902,635)  (24,210,816)
Participating Unit Transactions


                                                       ----------------------------------------------------------------------
Participant's Interest at End of Period                    71,152,456     55,828,708    68,086,026   55,858,708    71,152,456
                                                       ======================================================================



UMB Bank, n.a.
Pooled Debt Fund for Employees Trust
Statement of Assets and Liabilities


                                                        10/31/2000                 07/31/2001
                                                   Cost         Market        Cost        Market
                                                 ----------------------    -----------------------

Assets:
US Government and Agency Obligations             36,761,677   37,119,452   32,760,867   34,127,646
Corporate Bonds                                  30,852,246   30,527,683   20,293,100   20,972,106
Short-Term Money Market Fund                            --           --       381,560      381,560


   Total Investments                             67,613,923   67,647,135   53,435,527   55,481,312

Cash                                                                  --                        --
Income Receivable                                              1,065,968                   950,466
Receivable for Securities Sold                                        --                        --


                                                 -------------------------------------------------
Totals Assets:                                                68,713,103                56,431,778
                                                 =================================================


Liabilities:
Disbursement in excess of
     Demand Deposit Cash                            623,213                                599,047
Audit Fees Payable                                    3,864
                                                                                             4,023
Payable for Securities Purchased                       --                                       --

Total Liabilities:                                  627,077
                                                                                           603,070

Participants' Interest:

    $7.76 Per Unit on
8,772,286 Units Outstanding on 10/31/00          68,086,026
$8.50 Per Unit on
6,571,666 Units Outstanding 07/31/01                                                    55,828,708


                                                 ----------                             ----------
Total Liabilities and Participants' Equity       68,713,103                             56,431,778
                                                 ==========                             ==========


UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statement of Operations

                                                           Quarter          Quarter      FY          Nine Months        Nine Months
                                                            Ending           Ending     Ended           Ended              Ended
                                                          07/31/00          07/31/01  10/31/00        07/31/01           07/31/00
                                                      ------------------------------------------------------------------------------

Investment Income
Dividends                                                  457,624         295,157    1,947,364       1,107,598          1,567,535
Interest                                                   300,128         103,395     1,547,82         355,419          1,300,044



Gross Investment Income                                    757,752         398,552    3,495,189       1,463,017          2,867,579

Less: Audit Expense and Foreign Taxes                       (2,336)         (4,895)      (9,354)        (12,195)           (11,257)


                                                       ---------------------------------------------------------------------------
Net Investment Income                                      755,416         393,657    3,485,835       1,450,822          2,856,322

Realized and Unrealized Gain (Loss) on Investments:

Realized Gain (Loss) on Investments:
Proceeds from Sales                                     85,146,358      30,225,152  364,173,641     107,273,717         309,595,204
Cost of Securities Sold                                 87,322,394      29,571,220  363,491,108     107,622,024         311,922,648

Net Realized Gain (Loss)                                (2,176,036)        653,932      682,533        (348,307)         (2,327,444)

Unrealized Gain (Loss) on Investments:
Beginning of Period                                     12,671,647       6,720,771   13,443,563      12,813,025          13,443,563
End of Period                                           12,378,336       3,655,900   12,813,025       3,655,900          12,378,336

Net Unrealized Gain (Loss)                                (293,311)     (3,064,871)    (630,538)     (9,505,432)        (1,065,227)
                                                       ---------------------------------------------------------------------------

Net Realized and Unrealized Gain (Loss)
    on Investments                                       2,469,347      (2,410,939)      51,995      (9,505,432)        (3,392,671)

Net Increase (Decrease) in Net Assets

                      Resulting from Operations         (1,713,931)     (2,017,282)   3,537,830      (8,054,610)         (536,349)
                                                       ==========================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trust
Statements of Participant's Interest

                                                         Quarter            Quarter          FY        Nine Months     Nine Months
                                                          Ending             Ending         Ended         Ended           Ended
                                                        07/31/00            07/31/01       10/31/00      07/31/01       07/31/00
                                                      ----------------------------------------------------------------------------

Participants' Interest at Beginning of Period           130,183,278      88,910,151    147,424,965   110,225,425      147,424,965


Changes from Investment Activities:

           Net Investment Income                            755,416         393,657       3,485,835    1,450,822        2,856,322
           Net Realized Gain (Loss) on Investments       (2,176,036)        653,932         682,533     (348,307)      (2,327,444)
           Net Unrealized Gain (Loss) in Investments       (293,311)     (3,064,871)       (630,538)  (9,157,125)      (1,065,227)

                                                      ----------------------------------------------------------------------------

           Net Increase (Decrease) from
Investment Activity                                      (1,713,931)     (2,017,282)      3,537,830   (8,054,610)        (536,349)


Changes from Participating Unit Transactions:
            Received from Issuance of 106,143 units                       1,107,593       21,781,514                   19,523,107
            Received from Issuance of 32,978 units       10,578,614                                    4,532,681

            Payment on Redemption of 496,287 units                       (5,069,679)     (62,518,884)
            Payment on Redemption of 206,065 units      (27,760,295)                                 (23,769,053)     (55,124,057)

                                                      ----------------------------------------------------------------------------

            Net Increase (Decrease) from
Participating  Unit Transactions                        (17,181,681)     (3,962,204)    (40,737,370) (19,240,150)    (35,600,950)


                                                      ----------------------------------------------------------------------------

Participant's Interest at End of Period                 111,287,666      82,930,665    110,225,425    82,930,665       111,287,666
                                                      ============================================================================

UMB Bank, n.a
Pooled Equity Fund for Employees Trust
Statement of Assets and Liabilities


                                                    10/31/2000                  07/31/2001
                                                Cost        Market          Cost          Market
                                              ------------------------   -------------------------

Assets:
Common Stock                                  85,906,212    98,719,237    70,996,634    74,652,534
Commercial Paper                              10,037,926    10,037,926     7,776,521     7,776,521
Other Investments                              1,361,675     1,361,675     1,642,194     1,642,194

   Total Investments                          97,305,813   110,118,838    80,415,349    84,071,249

Cash
                                                                     0                           0


Income Receivable                                116,416                      76,771
Receivable for Securities Sold
                                                       0                           0


                                             -----------                 -----------
Totals Assets:                               110,235,254                  84,148,020
                                             ===========                 ===========


Liabilities:
Disbursement in excess of
     Demand Deposit Cash                           5,302
                                                                           1,212,607
Audit Fees Payable
                                                   4,527                       4,748
Payable for Securities Purchased
                                                       0                           0

Total Liabilities:
                                                   9,829                   1,217,355

Participants' Interest:

    $11.04 Per Unit on
9,983,282 Units Outstanding on 10/31/00      110,225,425
    $10.21 Per Unit on
8,118,807 Units Outstanding 07/31/01                                      82,930,665

                                             -----------                 -----------
Total Liabilities and Participants' Equity   110,235,254                  84,148,020
                                             ===========                 ===========


UMB Bank, n.a
Pooled Income Fund for Employees Trusts
Statement of Operations


                                                         Quarter        Quarter       FY        Nine Months     Nine Months
                                                          Ending         Ending      Ended         Ended           Ended
                                                        07/31/00        07/31/01    10/31/00      07/31/01       07/31/00
                                                      ----------------------------------------------------------------------

Investment Income

Interest                                                   393,273       212,988   1,551,790        839,524       1,172,776

Gross Investment Income                                    393,273       212,988   1,551,790         839,52       1,172,776


Less: Audit Expense and Foreign Taxes                         (856)       (1,770)     (3,400)       (4,595)         (2,578)


                                                    -----------------------------------------------------------------------
Net Investment Income                                      392,417       211,218   1,548,390       834,929       1,170,198

Realized and Unrealized Gain (Loss) on Investments:

Realized Gain (Loss) on Investments:
Proceeds from Sales                                     62,947,759    62,588,000 273,484,686    205,135,915     204,352,266
Cost of Securities Sold                                 62,948,116    62,585,460 273,484,686    205,133,295     204,352,623

Net Realized Gain (Loss)                                      (357)           80          --             80            (357)

Unrealized Gain (Loss) on Investments:
Beginning of Period                                            --             --          --             --            --
End of Period                                                  --             --          --             --            --

Net Unrealized Gain (Loss)                                     --                         --             --            --


                                                    -----------------------------------------------------------------------
Net Realized and Unrealized Gain (Loss)                       (357)           80          --             80            (357)
    on Investments

Net Increase (Decrease) in Net Assets

                                                    -----------------------------------------------------------------------
                      Resulting from Operations            392,060       211,298   1,548,390        835,009       1,169,841

===========================================================================================================================


UMB Bank, n.a.
Pooled Income Fund for Employees Trust
Statements of Participant's Interest



                                                         Quarter        Quarter          FY          Nine Months   Nine Months
                                                         Ending         Ending          Ended          Ended          Ended
                                                        07/31/00       07/31/01       10/31/00        07/31/01       07/31/00
                                                    --------------------------------------------------------------------------

Participants' Interest at Beginning of Period         25,586,062     20,110,084       26,636,430      22,460,962    26,636,430

Changes from Investment Activities:
           Net Investment Income                         392,417        211,218        1,548,390         834,929     1,170,198


           Net Realized Gain (Loss) on Investments          (357)            80                0              80          (357)
           Net Unrealized Gain (Loss) in Investments           0              0                0               0             0

                                                     -------------------------------------------------------------------------

           Net Increase (Decrease) from                  392,060        211,298        1,548,390         835,009     1,169,841
Investment Activity


Changes from Participating Unit Transactions:
            Received from Issuance of 158,287 units                   1,023,902       4,727,675        2,533,371
            Received from Issuance of 24,756 units       235,713                                                    4,166,526

            Payment on Redemption of 163,252 units                   (1,058,651)    (10,451,533)      (5,541,475)
            Payment on Redemption of 77,126 units     (3,165,762)                                                  (8,924,724)

                                                     -------------------------------------------------------------------------
            Net Increase (Decrease) from              (2,930,049)       (34,829)     (5,723,858)      (3,009,418)  (4,758,188)
Participating  Unit Transactions


                                                     --------------------------------------------------------------------------
Participant's Interest at End of Period               23,048,073     20,286,553      22,460,962       20,286,553     23,048,073
                                                  =============================================================-----===========

UMB Bank, n.a
Pooled Income Fund for Employees Trust
Statement of Assets and Liabilities


                                                          10/31/2000              07/31/2001
                                                      Cost       Market        Cost        Market
                                                  ------------------------  -----------------------

Assets:
United States Government and Agency Obligations    4,483,159    4,483,159    2,990,589    2,990,589
Commercial Paper                                  13,916,493   13,916,493   14,679,589   14,679,113
Short-Term Money Market Fund                       3,990,193    3,990,193    2,609,688    2,609,688

   Total Investments                              22,389,845   22,389,845   20,279,390   20,279,390

Cash                                                                    0                         0
Income Receivable                                                  72,747                     8,969
Receivable for Securities Sold                                          0                         0
                                                               ----------                ----------


Totals Assets:                                         22,462,592                        20,288,359
                                                      ===========                        ==========


Liabilities:

Audit Fees Payable                                          1,630          1,806
Payable for Securities Purchased                                0              0

Total Liabilities:                                          1,630          1,806

Participants' Interest:

    $6.26 Per Unit on
3,586,943 Units Outstanding on 10/31/00                22,460,962
    $6.51 Per Unit on
3,114,539 Units Outstanding
07/31/01                                                              20,286,553


                                                       ----------     ----------
Total Liabilities and Participants' Equity             22,462,592     20,288,359
                                                       ==========     ==========

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS QUARTER ENDING 07/31/01

POOLED EQUITY FUND The driving force behind the world's financial markets was our Federal Reserve Bank. Early in 2000, the Fed started withdrawing from the excess money it had put in the banking system as a precaution against a Y2K collapse. This money injection was a driver behind the mania for tech stocks in late 1999 and early 2000 and the withdrawal of this money from the banking system caused tech stocks to peak in March 2000. The Fed continued to drain money from the system until the end of 2000. In January 2001, the Fed reversed course and started putting money in the system again.

The tech collapse led to a slowdown of the U.S. economy. Initially, only the tech sector itself was effected, but the weakness has spread to the economy as a whole. Whether this weakness turns into an official recession remains to be seen. It seems to be a race between the Fed's monetary easing and the consumer losing confidence that his income will remain stable.

While the collapse of technology has held the spotlight, some sectors of the market have done well. Having an underweighted technology position and overweighted positions in health care and energy kept technology and telecommunications from doing real damage to the Fund. As one might expect in a weak environment, heath care and consumer non-durables did well.

The Fund's total return (income plus appreciation) for the quarter ended 07/31/01 was -1.90%. The Fund's return for the quarter ended 07/31/00 was -0.51% and for the fiscal year ended 10/31/00 was 3.32%. For the past 12 months, the total Fund return was -4.46%.


POOLED DEBT FUND The FOMC executed a significant "easy money" campaign during the first half of 2001 (the last half of our fiscal year), in response to increasing concerns about a building economic slowdown. Fed Funds were lowered six times in six months, with a total drop of 275 basis points (from 6.50% to 3.75%). The bond markets responded to the drops in a contrarian fashion, by pricing in a possible resurgence of inflation. While short-term rates dropped dramatically, long-term rates began to rise, causing a "re-steepening" of the yield curve indicative of mildly inflationary expectations. At quarter-end, the 2,5,10 and 30-year Treasury notes were at 4.24, 5.04, 5.44 and 5.75% respectively (versus 5.09, 5.00, 5.13 and 5.45 at the beginning of 2001).

Returns through June 30 were quite handsome, on both an absolute and relative basis.

We are continuing to maintain a duration slightly longer than the benchmark, anticipating the economic softness to be slightly greater than the markets are currently anticipating.

Our bias toward higher quality assets has diminished returns slightly this year, as investors stampeded into higher-risk bonds, anticipating that the massive "easy money" campaign would be positive for low-rated corporate bonds. Our belief that the economy may have another "down-leg" is a strong inspiration for avoiding the riskier corners of the Corporate market. We remain steadfast in our belief that investors can achieve attractive returns without taking on the volatility inherent in the lower-rated sectors of the corporate bond market. We are more comfortable building the yield of the Fund by increasing exposure to mortgage-backed securities, which deliver comparable yields without the credit risk (and therefore volatility) of corporate bonds.

We continue to believe that the Fund is an outstanding choice for investors seeking a relatively stable fixed-income return, while avoiding the volatility associated with severe interest rate speculation or aggressive exposure to credit risk.

The Fund's total return for the quarter ended 07/31/01 was 2.82%. The Fund's return for the quarter ended 07/31/00 was 2.64% and for the fiscal year ended 10/31/00 was 5.66%. For the past 12 months, the Fund returned 11.24%.


POOLED INCOME FUND The Fund continues to invest in short-term obligations of the US Government, its Agencies, and high-quality issuers of Commercial Paper. We continue to seek maximum liquidity with minimal risk to principal.

The Fund's return for the quarter ended 07/31/01 was 0.98%. The return for the quarter ended 07/31/00 was 1.69% and for the fiscal year ended 10/31/00 was 6.41%. For the past 12 months, the Fund returned 5.68%.



--------------------------------------------------------------------------------

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

 (99) Additional Exhibits.
            None.
 (b)  Reports on Form 8-K.
            No report on Form 8-K was required to be filed during the three months ended July 31, 2001.


--------------------------------------------------------------------------------

                                                                      SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   The Collective Investment Trusts for Which
                   UMB Bank, n.a. is Trustee
                                  (Registrant)
                          by UMB Bank, n.a. as trustee
                   Date: September 20, 2001
                            By: / s / Steve Campbell
                                Steve Campbell
                                Senior Vice President
                            By: / s / Ralph R. Santoro
                                Ralph R. Santoro
                                Senior Vice President