Form 10-K
period 2001-10-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2002-02-13
CIK 206005

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 & 15(d) OF THE
                 SECURITIES AND EXCHANGE COMMISSION ACT OF 1934
                               ------------------

                   For the fiscal year ended October 31, 2001

                         Commission File number: 2-58109
                               ------------------

                        THE COLLECTIVE INVESTMENT TRUST*
           (Exact Name of the registrant as specified in its charter)
                               * as defined herein

               Incorporated pursuant to the Laws of Missouri State
                               ------------------

          Internal Revenue Service -- Employer Identification No. NONE
                               ------------------

                             UMB BANK, N.A., TRUSTEE
                                Trust Department
                                1010 Grand Avenue
                           Kansas City, Missouri 66214
              (Address of principal executive offices and zip code)
                               ------------------

                                 (816) 860-7000
              (Registrant's telephone number, including area code)
                               ------------------

                                      NONE
           Securities registered pursuant to Section 12(b) of the Act
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not b contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates: NONE

Documents incorporated in reference into Part I:
Registrant's Registration Statement on Form S-1
(Commission file no. 33-86470)
--------------------------------------------------------------------------------

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

Not applicable
--------------------------------------------------------------------------------

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the units of participation in the Funds, and dividends are not paid on such units. On October 31, 2001 there were 161 holders of units of participation in the Fund for Pooling Equity Investments of Employee Trusts, 158 holders of units of participation in the Fund for Debt Investments of Employee Trusts, and 83 holders of units of participation in the Pooled Income Fund for Employees Trusts. The closing value of a unit of the Fund for Pooling Equity Investments of Employee Trusts, of the Fund for Pooling Debt Investments of Employee Trusts, and of the Pooled Income Fund for Employee Trusts were, respectively, $ 9.44, $8.89 and $ 6.57.

                  [Remainder of Page Intentionally Left Blank]

--------------------------------------------------------------------------------

Item 6. Selected Financial Data


POOLED EQUITY FUND                                  10/31/97     10/31/98            10/31/99            10/31/00       10/31/01
                                                    --------     --------            --------            --------       ---------

Securities at Market                            214,522,751      184,150,793        137,505,557        110,118,838     75,656,464
Receivables                                       2,472,209        2,387,087          9,926,834            116,416         89,083
Total Assets                                    216,994,960      186,537,880        147,432,391        110,235,254     75,745,547
Current Liabilities                                   9,190            9,190              7,426              9,829         13,791
Participants' Interest                          216,985,770      186,528,690        147,424,965        110,225,425     75,731,756
Total Liabilities and Participants              216,994,960      186,537,880        147,432,391        110,235,254     75,745,547
Interest
Total Investment Income                           7,486,364        6,638,807          5,378,672          3,495,189       1,869,695
Other Expense                                        (9,131)          (9,190)            (9,424)            (9,354)        (17,091)
Net Realized and Unrealized Gains
(Losses)                                         42,086,301      10,448,767          17,193,302             51,995     (16,196,071)
Net Investment Income                             7,477,233       6,629,617           5,369,248          3,485,835       1,852,604
Net Income per Share                                  $1.65           $0.78               $0.33              $0.31           $0.21


POOLED DEBT FUND                                    10/31/97     10/31/98            10/31/99            10/31/00       10/31/01
                                                    --------     --------            --------            --------       --------

Securities at Market                            127,865,784      114,535,305         91,082,552         67,647,135     55,050,426
Receivables                                       2,148,730        1,933,768          1,586,313          1,065,968        739,608
Total Assets                                    130,014,514      116,469,073         92,668,865         68,713,103     55,790,034
Current Liabilities                                   9,190            9,190              8,121            627,077         24,375
Participants' Interest                          130,005,324      116,459,883         92,660,744         68,086,026     55,765,659
Total Liabilities and Participants Interest     130,014,514      116,469,073         92,668,865         68,713,103     55,790,034
Total Investment Income                           9,653,774        7,710,035          6,769,984          5,379,015      3,664,186
Other Expense                                        (9,190)          (9,190)           (10,120)           (11,246)       (16,252)
Net Realized and Unrealized Gains
(Losses)                                          1,388,875        3,720,371         (6,413,667)        (1,331,211)     4,545,493
Net Investment Income                             9,644,584        7,700,845          6,759,864          5,367,769      3,647,934
Net Income per Share                                  $0.47           $ 0.64              $0.47              $0.53          $0.51


POOLED INCOME FUND                                  10/31/97     10/31/98            10/31/99            10/31/00       10/31/01
                                                    --------     --------            --------            --------       --------

Securities at Market                             34,903,580      27,840,827          26,528,474         22,389,845     20,414,623
Receivables                                          89,885          126,202            110,679             72,747          8,310
Total Assets                                     34,993,465       27,967,029         26,639,153         22,462,592     20,422,933
Current Liabilities                                   3,369            3,369              2,723              1,630          2,182
Participants' Interest                           34,990,096       27,963,660         26,636,430         22,460,962     20,420,751
Total Liabilities and Participants Interest      34,993,465       27,967,029         26,639,153         22,462,592     20,422,933
Total Investment Income                           2,198,406        1,724,563          1,515,680          1,551,790      1,008,975
Other Expense                                        (3,369)          (3,369)            (3,456)            (3,400)        (6,365)
Net Realized and Unrealized Gains
(Losses)                                             (2,045)               0                  0                  0              0
Net Investment Income                             2,195,037        1,721,194          1,512,224          1,548,390      1,002,610
Net Income per Share                                 $ 0.28            $0.30              $0.32              $0.38          $0.31

* Per unit information has been adjusted to reflect a 10 for 1 unit split paid during the quarter ended April 30, 2000.

--------------------------------------------------------------------------------

Item 7. ECONOMIC AND MARKET OUTLOOK

This marks the close of an extremely volatile year for the financial markets. Early on, many had hoped that U.S. stocks would stage a comeback from their 2000 lows, but by mid-year the downturn had spread to most major markets and it was apparent that the "bull" was not meant to be.

High energy prices, excess inventories and declining stock valuations combined with rising consumer credit and corporate debt levels to bring increased signs of recession to a weakening economy. The terrorist attacks on September 11 resulted in greater declines and recession became an unwelcome reality. In a valiant effort to increase liquidity into the economy, the Federal Reserve continued to reduce the Federal Funds rate, bringing it to its lowest level in 40 years.

The S&P index scored a return of -11.89% for the year. This represents one of the lowest returns in years. In the small capitalization area, the Russell 2000 index of small capitalization stocks scored a return of 2.49% for the year.

The U.S. economy may continue to struggle in 2002. When economic recovery eventually comes, it may be driven primarily by the consumer. Continued increases in unemployment, however, may delay the consumers.

In this environment, stock prices may rise more selectively than in the past, and small capitalization stocks may perform well in comparison to large capitalization stocks.

POOLED FUND COMMENTARY

The three collective investment funds included in this report, the Pooled Equity Fund, Pooled Debt Fund and Pooled Income Fund, represent a pool of capital of about $152 million. Participating accounts benefit from this large concentration of capital by receiving constant investment attention, lower brokerage commissions on large trades, and broad diversification which reduces risk and enhances investment opportunities. Investment programs to meet the objectives of each individual trust can be designed by adjusting the ratio of participation in the various funds.

POOLED EQUITY FUND

During the year, new stock positions were taken in the following securities:
American Int'l Group, Inc., AOL Time Warner, Inc., Merrill Lynch & Co., Inc., Pfizer, Inc., Tellabs, Inc., and U.S. Bancorp. The fund's total return (income plus price appreciation) was -6.70%. The Fund ended the period with cash reserves of 17.28%.

POOLED DEBT FUND

In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 48% of the portfolio is held in U.S. Government and Agency issues.

Approximately 50% of the portfolio will mature within five years. The weighted average life of the total portfolio is approximately 4.5yrs. The total return of the Fund was 9.38% for the preceding 12 months. At period end, the current yield of the fund was approximately 5.74% . The weighted yield to maturity at market was 5.48%.

POOLED INCOME FUND

The Fund continues to be invested in short-term U.S. Government and Agency obligations, high-quality commercial paper and liquid guaranteed insurance contracts. For the past 12 months, the fund returned 4.19%. The Fund has an average maturity of 21 days and a weighted yield to maturity of 1.35%.

Item 8. Financial Statements and Supplementary Data

The financial statements are attached hereto and filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statements.

None
--------------------------------------------------------------------------------

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

Not applicable
-------------------------------------------------------------------------------

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

a.    Financial Statements, Financial Statement Schedules and Exhibits.

  (1) Financial Statements:
      The financial statements filed as a part of this report are set forth on the index to the Audited Financial Statements and Other Financial Information on page F-1 of this report.
 +----+------------------------------------------------------------------------
  (2) Financial Statement Schedules:
      Not applicable
 +----+------------------------------------------------------------------------
  (3) Financial Statement Exhibits:
      All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.
 +----+------------------------------------------------------------------------
  (3) Financial Statement Exhibits:
      All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.
 +----+------------------------------------------------------------------------
  (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or
      Succession
      Not applicable
 +----+------------------------------------------------------------------------
  (3) Articles of Incorporation and Bylaws
      Not applicable
 +----+------------------------------------------------------------------------
  (4) Instruments Defining the Rights of Security Holders, Including Indentures
      4.1 The UMB Bank, N.A., Master Plan and Trust for Self-Employed Individuals, as amended on January 1, 1991, is attached as Exhibit 4.1 to post-effective amendment no. 5 to the Registrant's registration statements on Form S-1 (Commission file no. 33-27170) and is incorporated herein by reference as Exhibit 4.2.

      4.2 The Plan and Declaration of Trust for the Fund for Pooling Equity Investments of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.2 to Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.
      4.3 The Plan and Declaration of Trust for the Fund for Pooling Debt. Investments of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.3 to Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.
 +----+------------------------------------------------------------------------
 (9)  Voting Trust Agreement.
    Not applicable
 +----+------------------------------------------------------------------------
 (10) Material Contracts
    Not applicable
 +----+------------------------------------------------------------------------
 (11) Statement regarding Computation of Per Share Earnings
    Not applicable
 +----+------------------------------------------------------------------------
 (12) Statement Regarding Computation of Ratios
    Not applicable
 +----+------------------------------------------------------------------------
 (13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
    Not applicable
 +----+------------------------------------------------------------------------
 (16) Letter Regarding Change in Certifying Accountants
    Not applicable
 +----+------------------------------------------------------------------------
 (16) Letter Regarding Change in Certifying Accountants
    Not applicable
 +----+------------------------------------------------------------------------
 (16) Letter Regarding Change in Certifying Accountants
    Not applicable
 +----+------------------------------------------------------------------------
 (18) Letter Regarding Change in Accounting Principles
    Not applicable
 +----+------------------------------------------------------------------------
 (21) Subsidiaries of Registrant
    Not applicable
 +----+------------------------------------------------------------------------
 (22) Published Report Regarding Matters Submitted to Vote of Security Holders Not applicable
 +----+------------------------------------------------------------------------

 (23) Consents of Experts and Counsel
    Not applicable
 +----+------------------------------------------------------------------------
 (24) Power of Attorney
    Not applicable
 +----+------------------------------------------------------------------------
 (27) Financial Data Schedule
    Not applicable
 +----+------------------------------------------------------------------------
 (28) Information from Reports Furnished to State Insurance Regulatory Authorities.
    Not applicable
 +----+------------------------------------------------------------------------
 (99) Additional Exhibits
    Not applicable

b.    Reports Filed on Form 8-K.

     No report Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.
-------------------------------------------------------------------------------

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

Trust Accounting Officer
The Registrant has no directors.


-------------------------------------------------------------------------------


                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

Report of Independent Accountants
Fund for Pooling Equity Investments of Employee Trusts
     Statements of Assets and Liabilities as of October 31, 2000 and 2001 Statements of Investments Held as of October 31, 2000 and 2001
     Statements of Operations for the years ended October 31, 1999, 2000 and
     2001
     Statements of Participants' Interest for the years ended October 31, 1999, 2000 and 2001
Fund for Pooling Debt Investments of Employee Trusts
     Statements of Assets and Liabilities as of October 31, 2000 and 2001 Statements of Investments Held as of October 31, 2000 and 2001
     Statements of Operations for the years ended October 31, 1999, 2000 and
     2001
     Statements of Participants' Interest for the years ended October 31, 1999, 2000 and 2001
Pooled Income Fund for Employee Trusts
     Statements of Assets and Liabilities as of October 31, 2000 and 2001 Statements of Investments Held as of October 31, 2000 and 2001
     Statements of Operations for the years ended October 31, 1999, 2000 and
     2001
     Statements of Participants' Interest for the years ended October 31, 1999, 2000 and 2001
Notes to Financial Statements

            (The remainder of this page is intentionally left blank)


-------------------------------------------------------------------------------

                         Independent Accountants' Report

Board of Directors
UMB Bank, n.a.
Kansas City, Missouri

     We have audited the accompanying statements of assets and liabilities of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. (the Funds), including the statements of investments held, as of October 31, 2001 and 2000, and the related statements of operations and participants' interest for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Funds' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. as of October 31, 2001 and 2000, and the results of operations and the changes in their participants' interest for each of the three years in the period ended October 31, 2001, in conformity with their accounting principles generally accepted in the United States of America.

                                                                   /s/ BKD, LLP

Kansas City, Missouri
November 20, 2001
-------------------------------------------------------------------------------

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 2001 AND 2000


                                                                                                      2000
                                                         2001
ASSETS                                     Cost                    Market                Cost                       Market
Investments:
Common stocks                           $64,973,990             $60,418,946           $85,906,212                 $98,719,237
Commercial paper                         12,502,743              12,502,743            10,037,926                  10,037,926
Short-term money market fund              2,734,775               2,734,775             1,361,675                   1,361,675
                                      ---------------------------------------------------------------------------------------
                                        $80,211,508              75,656,464           $97,305,813                 110,118,838
                                      ---------------------------------------------------------------------------------------

Interest and dividends receivable                                    89,083                                           116,416
                                      ---------------------------------------------------------------------------------------
                                                                 75,745,547                                       110,235,254
                                      ---------------------------------------------------------------------------------------


LIABILITIES
Disbursements in excess of demand deposit cash
                                                                     7,950                                              5,302
Audit fee payable                                                    5,841                                              4,527
                                                           ------------------------                          -----------------------
                                                                    13,791                                              9,829
                                                           ------------------------                          -----------------------

                                                              $ 75,731,756                                      $ 110,225,425
                                                              ============                                      =============

PARTICIPANTS INTEREST,
Equivalent to $9.44 per unit on 8,022,153 units outstanding in 2001 and $11.04 per unit on 9,983,282 units outstanding in 2000.


See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2001


                                                        2001
                                                 Number of Shares or        Cost                 Market
                                                  Principal Amount
COMMON STOCKS - 79.9%

CONSUMER DISCRETIONARY - 7.3%

HOTELS, RESTAURANTS AND LEISURE:
MCDONALD'S CORP.                                         70,000           $ 2,765,150        $ 1,824,900
                                                                     -------------------------------------------

MEDIA:
KNIGHT-RIDDER, INC.                                      27,000            1,428,167            1,518,750
                                                                     -------------------------------------------

RETAILING:
TARGET CORP.                                             71,000             2,302,878           2,211,650
                                                                     -------------------------------------------

TOTAL CONSUMER DISCRETIONARY                                               6,496,195            5,555,300
                                                                     -------------------------------------------

CONSUMER STAPLES - 9.1%

HOUSEHOLD AND PERSONAL PRODUCTS:
KIMBERLY-CLARK CORP.                                     40,500            2,206,295            2,248,155
PROCTOR & GAMBLE CO.                                     19,000            1,255,434            1,401,820
                                                                     -------------------------------------------
TOTAL HOUSEHOLD AND PERSONAL PRODUCTS                                      3,461,729            3,649,975
                                                                     -------------------------------------------

FOOD, BEVERAGE AND TOBACCO
PEPSICO, INC.                                            66,800            2,264,854            3,253,828
                                                                     -------------------------------------------

TOTAL CONSUMER STAPLES                                                     5,726,583            6,903,803
                                                                     -------------------------------------------

ENERGY - 8.7%

ENERGY:
AQUILA, INC.                                             16,000              351,264              293,600


HALLIBURTON CO.                                          39,000              663,984              962,910
KERR-MCGEE CORP.                                         31,000            1,174,960            1,785,600
PHILLIPS PETROLEUM CO.                                   39,000            1,598,953            2,121,990
USX-MARATHON GROUP                                       52,000              880,257            1,434,680
                                                                     -------------------------------------------
TOTAL ENERGY                                                               4,669,418            6,598,780
                                                                     -------------------------------------------

FINANCIALS - 7.9%
BANKS:
FIRSTMERIT CORP.                                         94,000             2,204,971           2,169,520
U.S. BANCORP                                             40,000               966,608             711,200
                                                                     -------------------------------------------
TOTAL BANKS                                                                 3,171,579           2,880,720
                                                                     -------------------------------------------

DIVERSIFIED FINANCIALS:
MERRILL LYNCH & CO., INC.                                16,000             1,057,544             699,360
                                                                     -------------------------------------------

INSURANCE:
LINCOLN NATIONAL CORP. - INDIANA                         56,000             2,247,255           2,371,600
                                                                     -------------------------------------------

TOTAL FINANCIALS                                                             6,476,378           5,951,680
                                                                      -------------------------------------------

HEALTH CARE - 8.7%

HEALTH CARE EQUIPMENT AND SERVICES:
BAXTER INTERNATIONAL, INC.                               24,000                112,699           1,160,880
                                                                      -------------------------------------------

PHARMACEUTICALS AND BIOTECHNOLOGY:
AMGEN, INC.                                              17,800              1,218,282           1,011,396
BRISTOL-MYERS SQUIBB CO.                                 35,000              2,296,426           1,870,750
GENENTECH, INC                                           18,600              1,297,161             971,850
PFIZER, INC.                                             35,000              1,421,700           1,466,500
                                                                      -------------------------------------------
TOTAL PHARMACEUTICALS AND BIOTECHNOLOGY                                      6,233,569           5,320,496
                                                                      -------------------------------------------



TOTAL HEALTH CARE                                                            6,346,268           6,481,376
                                                                      -------------------------------------------

INDUSTRIALS - 3.6%

CAPITAL GOODS:
EMERSON ELECTRIC CO.                                     26,000              1,693,770           1,274,520
MOLEX, INC.                                              50,000              1,500,633           1,446,500
                                                                      -------------------------------------------
TOTAL INDUSTRIALS                                                            3,194,403           2,721,020
                                                                      -------------------------------------------

INFORMATION TECHNOLOGY - 20.0%
SOFTWARE AND SERVICES:
COMPUTER SCIENCES CORP.                                  27,000              1,750,450             969,570
MICROSOFT CORP.                                          25,000              2,155,517           1,453,750
ORACLE CORP.                                             58,000              1,652,241             786,480
                                                                      -------------------------------------------
TOTAL SOFTWARE AND SERVICES                                                  5,558,208           3,209,800
                                                                      -------------------------------------------

TECHNOLOGY, HARDWARE AND EQUIPMENT:
ALTERA CORP.                                             41,000              1,882,980             828,200
CISCO SYSTEMS, INC.                                      36,000                389,625             609,120
DELL COMPUTER CORP.                                      28,700              1,161,344             688,226
INTEL CORP.                                              70,000              2,619,395           1,709,400
INTERNATIONAL BUSINESS MACHINES CORP.                    20,000              2,302,790           2,161,400
NOKIA CP ADS PFD                                         41,200              1,113,805             845,012
TEXAS INSTRUMENTS, INC.                                  62,000              2,614,489           1,735,380
                                                                      -------------------------------------------

TOTAL TECHNOLOGY, HARDWARE AND EQUIPMENT                                    12,084,428           8,576,738
                                                                      -------------------------------------------

TECHNOLOGY, HARDWARE, TOOLS AND EQUIPMENT:
HARRIS CORP.                                             82,000             2,200,483             2,810,960
TELLABS, INC.                                            38,600             1,559,441               526,890
                                                                      -------------------------------------------
TOTAL TECHNOLOGY, HARDWARE, TOOLS AND EQUIPMENT                             3,759,924             3,337,850
                                                                      -------------------------------------------

TOTAL INFORMATION TECHNOLOGY                                               21,402,560            15,124,388
                                                                      -------------------------------------------

MATERIALS - 5.9%



MATERIALS:
BRUSH ENGINEERED METALS, INC.                            56,700               719,250               581,175
ENGELHARD CORP.                                         100,000             2,078,662             2,618,000
WEYERHAEUSER, INC.                                       26,000               475,292             1,297,660
                                                                      -------------------------------------------
TOTAL MATERIALS                                                             3,273,204             4,496,835
                                                                      -------------------------------------------

TELECOMMUNICATION SERVICES - 5.2%

TELECOMMUNICATION SERVICES:
BELLSOUTH CORP.                                          50,000             2,219,645             1,850,000
QWEST COMMUNICATIONS INTERNATIONAL, INC.                 29,398             1,201,897               380,704
SBC COMMUNICATIONS, INC.                                 44,000             2,252,466             1,676,840
                                                                      -------------------------------------------
TOTAL TELECOMMUNICATIONS SERVICES                                           5,674,008             3,907,544
                                                                      -------------------------------------------


UTILITIES - 3.5%
UTILITIES:
ENTERGY CORP.                                            30,000               669,000             1,165,500
TXU CORP.                                                33,000             1,045,973             1,512,720
                                                                      -------------------------------------------
TOTAL UTILITIES                                                             1,714,973             2,678,220
                                                                      -------------------------------------------

TOTAL COMMON STOCKS                                                        64,973,990            60,418,946
                                                                      -------------------------------------------


COMMERCIAL PAPER - 16.5%

ABBOTT LABORATORIES, DUE 11/07/01                       925,000               924,625               924,625
ALCOA, INC., DUE 11/07/01                               550,000               549,778               549,778
AMERICAN INTERNATIONAL GROUP, INC., DUE 11/16/01        480,000               479,520               479,520
AMERICAN INTERNATIONAL GROUP, INC., DUE 11/19/01         50,000               499,397               499,397
COCA-COLA CO., DUE 11/16/01                           1,175,000             1,173,806             1,173,806
DOW CHEMICAL CO., DUE 11/01/01                          475,000               475,000               475,000
GANNETT CO., INC., DUE 11/02/01                         575,000               574,960               574,960
GANNETT CO., INC., DUE 11/06/01                         900,000               899,691               899,691
GANNETT CO., INC., DUE 11/09/01                         262,000               261,862               261,862
GANNETT CO., INC., DUE 11/13/01                         725,000               724,408               724,408
MERCK & CO., INC., DUE 11/09/01                       1,000,000               999,453               999,453
ONEOK, INC., DUE 11/28/01                               800,000               798,620               798,620
TEXACO, INC., DUE 11/27/01                              695,000               693,851               693,851
UNITED TECHNOLOGIES CORP., DUE 11/14/01                 650,000               649,425               649,425
WAL-MART STORES, INC., DUE 11/02/01                   1,000,000               999,933               999,933
WAL-MART STORES, INC., DUE 11/05/02                     750,000               749,799               749,799
WISCONSIN ENERGY CORP., DUE 11/20/01                  1,050,000             1,048,615             1,048,615


                                                                      -------------------------------------------
TOTAL COMMERCIAL PAPER                                                     12,502,743            12,502,743
                                                                      -------------------------------------------

SHORT-TERM MONEY MARKET FUND - 3.6%

SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.
                                                      2,734,775             2,734,775             2,734,775
                                                                      -------------------------------------------

TOTAL INVESTMENTS HELD                                                   $ 80,211,508          $ 75,656,464
                                                                      ===========================================


See Notes to Financial Statements


                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2000

                                                       2000
                                                 Number of Shares            Cost                 Market
                                               or Principal Amount

COMMON STOCKS - 89.7%

CONSUMER NONDURABLES - 15.5%


FOOD:
ARCHER DANIELS MIDLAND CO.                              168,466           $1,972,322            $1,972,322
MCDONALDS CORP.                                          70,000             2,765,150             2,170,000
                                                                      -------------------------------------------
   TOTAL FOOD                                                               4,737,472             4,023,126
                                                                      -------------------------------------------

BEVERAGES:
PEPSICO INC.                                             66,800             2,264,854             3,235,625
                                                                      -------------------------------------------

HEALTHCARE:
BAXTER INTERNATIONAL INC.                                12,000               112,700               986,250
BRISTOL MYERS SQUIBB CO.                                 35,000             2,412,770             2,132,812
COVANCE INC.                                            130,500             2,240,458             1,125,563
GENETECH                                                 18,600             1,297,161             1,534,500
                                                                      --------------------------------------------
   TOTAL HEALTHCARE                                                         6,063,089             5,779,125
                                                                       -------------------------------------------

COSMETICS and TOILETRIES:
KIMBERLY-CLARK CORP                                      40,500             2,206,295             2,673,000
PROCTOR and GAMBLE CO                                    19,000             1,255,435             1,357,313
                                                                       -------------------------------------------
   TOTAL COSMETICS and TOILETRIES                                           3,461,730             4,030,313
                                                                       -------------------------------------------

   TOTAL CONSUMER NONDURABLES                                              16,527,145            17,068,189
                                                                       -------------------------------------------

SERVICES - 4.9%

MEDIA:
KNIGHT RIDDER INC                                        27,000             1,428,167             1,356,750
                                                                       -------------------------------------------

RETAIL:
THE LIMITED INC.                                         84,000               704,916             2,121,000
TARGET CORPORATION                                       71,000             2,302,878             1,961,375
                                                                       -------------------------------------------
   TOTAL RETAIL                                                             3,007,794             4,082,375
                                                                       -------------------------------------------

   TOTAL SERVICES                                                           4,435,961             5,439,125
                                                                       -------------------------------------------


CONSUMER DURABLES - 2.2%

AUTOMOTIVE:
GENUINE PARTS CO.                                       108,900             1,745,240             2,320,931
                                                                       -------------------------------------------


CAPITAL GOODS - 31.8%

ELECTRICAL and NETWORKING EQUIPMENT:
CISCO SYSTEMS INC.                                      36,000                389,625             1,939,500
                                                                       -------------------------------------------


ELECTRONICS:
MOLEX INC.                                               75,000             2,257,257             4,050,000
EMERSON ELECTRIC CO                                      26,000             1,693,770             1,909,375
                                                                       -------------------------------------------
   TOTAL ELECTRONICS                                                        3,951,027             5,959,375
                                                                       -------------------------------------------

SEMICONDUCTORS:
ALTERA CORPORATION                                       35,000             1,703,356             1,432,812
INTEL CORPORATION                                        58,000             2,318,187             2,610,000
TEXAS INSTRUMENTS INC.                                   32,000             1,624,778             1,570,000
                                                                       -------------------------------------------
   TOTAL SEMICONDUCTORS                                                     5,646,321             5,612,812
                                                                       -------------------------------------------

SOFTWARE:
MICROSOFT CORPORATION                                    19,000             1,738,685             1,308,625
ORACLE SYSTEMS CORPORATION                               30,000             1,231,449               990,000
                                                                       -------------------------------------------
   TOTAL SOFTWARE                                                           2,970,134             2,298,625
                                                                       -------------------------------------------

INFORMATION TECHNOLOGY SERVICES/SYSTEMS:
AVAYA INC.                                               2,250                111,397                30,234
COMPUTER SCIENCES CORPORATION                           16,000              1,288,120             1,008,000
DELL COMPUTER CORP                                      15,000                823,125               442,500
GATEWAY INC.                                            22,000              1,204,254             1,135,420
LUCENT TECHNOLOGIES INC                                 27,000              1,642,191               629,438
NOKIA CP ADS PFD                                        25,000                757,448             1,068,750
PE CORP-PE BIOSYSTEMS GROUP                             17,800              1,296,666             2,082,600
QWEST COMMUNICATIONS INT'L COMM.
                                                        29,398              1,201,897             1,429,478


                                                                       -------------------------------------------
   TOTAL INFORMATION TECHNOLOGY
     SERVICES/SYSTEMS
                                                                            8,325,098             7,826,420
                                                                       -------------------------------------------

MACHINERY and EQUIPMENT:
COMPAQ COMPUTER CORP                                    40,000                974,500             1,216,400
HARRIS CORPORATION                                      82,000              2,200,482             2,598,375
HEWLETT PACKARD CO                                      23,400              1,053,017             1,086,637
SNAP ON INC.                                            53,000              1,158,170             1,354,813
                                                                       -------------------------------------------
   TOTAL MACHINERY and EQUIPMENT
                                                                            5,386,169             6,256,225
                                                                       -------------------------------------------

OFFICE EQUIPMENT:
INTERNATIONAL BUSINESS MACHINES
                                                         32,000             3,785,253             3,152,000
                                                                       -------------------------------------------

MISCELLANEOUS:
GRAINGER, W. W., INC.                                    61,000             2,101,253             1,948,187
                                                                       -------------------------------------------
   TOTAL CAPITAL GOODS                                                     32,554,880            34,993,144
                                                                       -------------------------------------------

BASIC MATERIALS - 19.7%

CHEMICALS:
ENGELHARD CORP.                                         197,000             4,201,456             4,112,375
ROHM AND HAAS CO.                                        35,000             1,173,102             1,052,188
AMGEN INC.                                               17,800             1,218,282             1,031,287
                                                                       --------------------- -----------------------
   TOTAL CHEMICALS                                                          6,592,840             6,195,850
                                                                       --------------------- -----------------------

METAL AND MINING:
BRUSH WELLMAN INC.                                       56,700               719,250             1,158,806
MINNESOTA MINING and MANUFACTURING                       24,000             1,702,597             2,319,000
                                                                       -------------------------------------------
   TOTAL METAL AND MINING                                                   2,421,847             3,477,806
                                                                       -------------------------------------------

PAPER AND FORESTRY PRODUCTS:
INTERNATIONAL PAPER CO.                                 14,852               366,850                543,955
WEYERHAEUSER CO.                                        26,000               475,292              1,220,375
   TOTAL PAPER AND FORESTRY PRODUCTS
                                                                             842,142              1,764,330


PETROLEUM:
HALLIBURTON CO.                                          39,000               663,984             1,445,437
KERR MCGEE CORP.                                         31,000             1,174,960             2,024,688
PHILLIPS PETROLEUM CO.                                   39,000             1,598,952             2,408,250
SCHLUMBERGER LIMITED                                     13,000               471,873               989,625
USX MARATHON GROUP                                      124,000             2,431,762             3,371,250
                                                                       -------------------------------------------
   TOTAL PETROLEUM                                                          6,341,531            10,239,250
                                                                       -------------------------------------------

   TOTAL BASIC MATERIALS                                                   16,198,360            21,677,236

TRANSPORTATION - 0.7%

RAILROADS:
   UNION PACIFIC CORP.                                   16,000               240,340               750,000
                                                                       -------------------------------------------

UTILITIES - 10.5%

COMMUNICATION:
BELL SOUTH CORPORATION                                   50,000             2,219,645             2,415,625
MOTOROLA INC.                                            47,200             1,288,664             1,177,050
SBC COMMUNICATIONS INC.                                  44,000             2,252,466             2,538,250
                                                                       -------------------------------------------
   TOTAL COMMUNICATION                                                      5,760,775             6,130,925
                                                                       -------------------------------------------

ELECTRIC:
AMEREN CORPORATION                                       34,000             1,157,312             1,351,500
ENTERGY CORP.                                            76,000             1,788,000             2,911,750
TEXAS UTILITIES CO.                                      33,000             1,045,973             1,223,062
                                                                       -------------------------------------------
   TOTAL ELECTRIC                                                           3,991,285             5,486,312
                                                                       -------------------------------------------

   TOTAL UTILITIES                                                          9,752,060            11,617,237
                                                                       -------------------------------------------

FINANCE - 4.4%

FINANCIAL:
FIRSTMERIT CORP.                                         94,000             2,204,971             2,144,375
LINCOLN NATIONAL CORP.-INDIANA                           56,000             2,247,255             2,709,000
                                                                       -------------------------------------------
   TOTAL FINANCIAL                                                          4,452,226             4,853,375
                                                                       -------------------------------------------

   TOTAL COMMON STOCKS                                                     85,906,212            98,719,237
                                                                       -------------------------------------------


COMMERCIAL PAPER - 9.1%

BELLSOUTH TELECOMMUNICATIONS, DUE 11/08/00
                                                        480,000               477,506               477,506
COCA COLA CO., DUE 11/21/00                             275,000               273,423               273,423
COCA COLA CO., DUE 11/03/00                             725,000               719,293               719,293
DU PONT E.I. DE NEMOURS and CO, DUE 12/08/--
                                                        750,000               743,963               743,963
AMERICAN EXPRESS CREDIT CORP. DUE 11/27/00
                                                        680,000               676,083               676,083
BELL SOUTH CAP FUNDING, DUE 11/07/00
                                                        625,000               619,841               619,841
DOVER CORP., DUE 11/22/00                               832,000               827,657               827,657
EASTMAN KODAK, DUE 12/21/00                             500,000               494,804               494,804
FLUOR CORP., DUE 11/14/00                             1,000,000               993,852               993,852
LUCENT TECHNOLOGIES, DUE 12/1/00                        500,000               495,969               495,969
TEXACO INC., DUE 11/17/00                               995,000               989,635               989,635
TEXACO INC., DUE 11/1/00                                750,000               744,060               744,060
TEXACO INC., DUE 11/9/00                              1,000,000               989,772               989,772
WISCONSIN ELECTRIC, DUE 11/10/00                      1,000,000               992,068               992,068
                                                                       -------------------------------------------
   TOTAL COMMERCIAL PAPER                                                  10,037,926            10,037,926
                                                                      ---------------------- ----------------------

SHORT-TERM MONEY MARKET FUND - 1.2%

SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.
                                                      1,361,675             1,361,675             1,361,675
                                                                      -------------------------------------------

   TOTAL INVESTMENTS HELD                                                $ 97,305,813          $110,118,838
                                                                      ===========================================


See Notes to Financial Statements


                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                              2001               2000                1999


INVESTMENT INCOME
Interest                                                                     $456,790           $1,547,825       $2,255,589
Dividends                                                                   1,412,905            1,947,364        3,123,083
                                                                       ------------------------------------------------------------
Total Investment Income                                                     1,869,695            3,495,189        5,378,672
                                                                       ------------------------------------------------------------

Audit expense                                                                  17,091                9,354            9,424
                                                                       ------------------------------------------------------------
Net investment income                                                       1,852,604            3,485,835        5,369,248
                                                                       ------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized gain (loss) on investments sold, matured or redeemed
   Proceeds                                                               166,390,946          364,173,641      723,610,458
   Cost of investments                                                    165,218,948          363,491,108      708,210,090
                                                                       ------------------------------------------------------------
   Net realized gain on investments sold, matured or redeemed               1,171,998              682,533       15,400,368
                                                                       ------------------------------------------------------------
Unrealized gain (loss) on investments
   Beginning of year                                                       12,813,025           13,443,563       11,650,629
   End of year                                                             (4,555,044)          12,813,025       13,443,563
                                                                       ------------------------------------------------------------
Net unrealized gain (loss) on investments                                 (17,368,069)            (630,538)       1,792,934
                                                                       ------------------------------------------------------------

Net realized and unrealized gain (loss) on investments                    (16,196,071)              51,995       17,193,302
                                                                       ------------------------------------------------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                    $(14,343,467)           $3,537,830      $22,562,550
                                                                       ============================================================

TOTAL EXPENSE AS A PERCENT OF NET INVESTMENT INCOME                             0.92%                0.26%             0.18%
                                                                       ============================================================


                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                                        2001                          2000                         1999
                                                 Units        Amount         Units          Amount       Units           Amount

PARTICIPANTS' INTEREST
   Beginning of year                           9,983,282   $110,225,425     13,796,030    $147,424,965   19,485,100    $186,528,690
                                               ---------   ------------     ----------    ------------   ----------    ------------

FROM INVESTMENT ACTIVITIES
   Net investment income                                       1,852,604                     3,485,835                    5,369,248


   Net realized gain on investments
     sold, matured or redeemed                                 1,171,998                       682,533                   15,400,368
   Net unrealized gain (loss) on
     investments                                             (17,368,069)                     (630,538)                   1,792,934
                                                             -----------                     ---------                   ----------
   Net increase from investment activities                   (14,343,467)                    3,537,830                   22,562,550
                                                             -----------                     ---------                   ----------

FROM PARTICIPATING UNIT
TRANSACTIONS
   Issuance of units                            631,367        6,467,912     1,994,390      21,781,514    1,933,120      19,759,460
   Redemption of units                       (2,592,496)     (26,618,114)   (5,807,138)    (62,518,884)  (7,622,190)    (81,425,735)
                                             ----------      -----------    ----------     -----------   ----------      ----------
   Net decrease from participating unit
     transactions                            (1,961,129)     (20,150,202)   (3,812,748)    (40,737,370)  (5,689,070)    (61,666,275)
                                             ----------      -----------    ----------     -----------   ----------      ----------
PARTICIPANTS' INTEREST
   End of year                                 8,022,153     $75,731,756     9,983,282    $110,225,425   13,796,030    $147,424,965
                                             ===========     ===========     =========    ============   ==========    ============
NET ASSET VALUE PER PARTICIPATING UNIT
                                                                   $9.44                        $11.04                       $10.69
                                                                   =====                        ======                       ======

See Notes to Financial Statements


                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 2001 AND 2000


                                                                         2001                             2000
                                                               Cost            Market            Cost              Market

ASSETS
Investments:
United States Government and Agency obligations             $33,038,863       $35,400,946     $36,761,677         $37,119,452
Corporate bonds                                              18,377,079        19,557,628      30,852,246          30,527,683
Short-term money market fund                                     91,852            91,852
                                                       --------------------------------------------------------------------------
                                                            $51,507,794        55,050,426     $67,613,923          67,647,135
                                                       --------------------------------------------------------------------------

Interest receivable                                                               739,608                           1,065,968
                                                                          -------------------------------------------------------
                                                                               55,790,034                          68,713,103
                                                                          -------------------------------------------------------


LIABILITIES
Disbursements in excess of demand
deposit cash                                                                       19,285                             623,213
Audit fee payable                                                                   5,090                               3,864
                                                                          -------------------------------------------------------
                                                                                   24,375                             627,077
                                                                          -------------------------------------------------------
PARTICIPANTS' INTEREST
Equivalent to $8.89 per unit on 6,270,720 units
outstanding in 2001 and $7.76 per unit on 8,772,286
units outstanding in 2000                                                     $55,765,659                         $68,086,026
                                                                          ==================                 ====================

See Notes to Financial Statements



                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2001


                                                                                                        2001
                                                                                                        ----

                                                                              Number of Shares or
                                                                               Principal Amount           Cost            Market
                                                                                                          ----            ------

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 64.4%

FEDERAL HOME LOAN BANK, 5.44%, DUE 10/15/03                                     $1,000,000              $908,790        $1,050,686
FEDERAL HOME LOAN BANK, 5.125%, DUE 12/01/03                                     1,000,000               999,500         1,046,062
FEDERAL HOME LOAN BANK, 6.02%, DUE 5/20/08                                         250,000               249,473           272,330
FEDERAL HOME LOAN MORTGAGE CO., 5.75%, DUE 7/15/03                               1,000,000               986,060         1,052,184
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.55%, DUE 4/22/02                          250,000               253,125           256,421
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.45%, DUE 10/10/03                       1,000,000               999,531         1,053,113
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.80%, DUE 12/10/03                       1,000,000               996,875         1,062,735
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.125%, DUE 2/13/04                       1,500,000             1,493,203         1,573,001
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.65%, DUE 3/10/05                          500,000               499,453           566,594
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.04%, DUE 9/7/07                         1,110,000             1,110,000         1,224,875
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 4/25/25                        1,000,000             1,008,103         1,017,440
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 4/20/16                     1,000,032               996,399         1,029,590
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.30%, DUE 3/20/26                     1,000,000             1,016,766         1,038,135
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 10/16/28                    1,000,000               977,813         1,015,215
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 7.00%, DUE 11/15/28                    1,308,771             1,352,844         1,367,258
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.50%, DUE 5/20/31                       977,808               963,047         1,007,032
PRIVATE EXPORT FUNDING, 5.53%, DUE 4/30/06                                         500,000               500,000           531,347
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%, DUE 1/01/04                            132,590               132,590           136,021
SMALL BUSINESS ADMINISTRATION POOLS, 8.20%, DUE 2/10/05                             38,325                38,259            42,893
SMALL BUSINESS ADMINISTRATION POOLS, 6.54%, DUE 12/10/05                           612,251               612,251           658,965
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%, DUE 5/01/06                            808,540               808,540           897,150
SMALL BUSINESS ADMINISTRATION POOLS, 6.60%, DUE 7/01/09                            634,771               634,772           678,410
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%, DUE 1/01/10                            108,620               108,620           119,124
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%, DUE 2/01/10                            103,128               103,128           114,436
SMALL BUSINESS ADMINISTRATION POOLS, 8.01%, DUE 2/10/10                            774,050               774,050           895,097
SMALL BUSINESS ADMINISTRATION POOLS, 6.64%, DUE 2/01/11                            500,000               500,000           538,304
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%, DUE 2/01/11                           107,897               107,897           118,611
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%, DUE 5/01/11                          1,000,000             1,000,000         1,043,512
SMALL BUSINESS ADMINISTRATION POOLS, 6.09%, DUE 7/01/11                            780,000               780,000           822,513
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%, DUE 8/01/11                             80,183                82,589            88,514
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%, DUE 9/01/11                             79,431                80,622            87,546
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%, DUE 11/01/11                           221,523               221,523           241,557
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%, DUE 1/01/12                            638,529               624,572           691,269
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%, DUE 8/01/12                            489,652               489,652           529,532
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%, DUE 9/01/12                            448,212               448,212           481,584
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%, DUE 11/01/12                           247,587               247,597           268,189
SMALL BUSINESS ADMINISTRATION POOLS, 8.15%, DUE 2/01/15                            618,114               618,114           688,207
SMALL BUSINESS ADMINISTRATION POOLS, 6.44, DUE 6/01/21                           1,250,000             1,250,000         1,314,104
UNITED STATES TREASURY BONDS, 6.00%, DUE 8/15/04                                 1,000,000               981,094         1,083,751
UNITED STATES TREASURY BONDS, 6.50%, DUE 5/15/05                                 1,500,000             1,501,641         1,667,169
UNITED STATES TREASURY BOND, 5.875%, DUE 11/15/05                                1,000,000               989,766         1,094,883
UNITED STATES TREASURY BOND, 6.00%, DUE 8/15/09                                    500,000               492,148           561,817
UNITED STATES TREASURY BOND, 5.00%, DUE 2/15/11                                    500,000               492,512           527,891
UNITED STATES TREASURY NOTES,  6.50%, DUE 8/15/05                                  300,000               296,063           334,266
UNITED STATES TREASURY NOTES, 5.75%, DUE 11/15/05                                  500,000               519,375           544,375
UNITED STATES TREASURY SECURITIES STRIPPED
COUPON, DUE 11/15/09                                                             1,500,000               941,492         1,059,697
UNITED STATES TREASURY SECURITIES STRIPPED
COUPON, DUE 8/15/11                                                              3,000,000             1,850,802         1,907,541

                                                                                                  --------------------------------
   TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                                              33,038,863        35,400,946
                                                                                                  --------------------------------

CORPORATE BONDS - 35.5%

CONSUMER STAPLES - 9.9%

HOUSEHOLD AND PERSONAL PRODUCTS:
COLGATE-PALMOLIVE CO., 5.34%, DUE 3/27/06                                          1,000,000               999,020         1,035,241
GILLETTE CO., 6.25%, DUE 8/15/03                                                   1,000,000               977,380         1,054,439
PROCTOR AND GAMBLE CO., 6.875%, DUE 9/15/09                                          750,000               734,707           834,623
                                                                                                    --------------------------------
TOTAL HOUSEHOLD AND PERSONAL PRODUCTS                                                                    2,711,107         2,924,303
                                                                                                    --------------------------------

FOOD BEVERAGE AND TOBACCO:
ANHEUSER-BUSCH COS., 5.75%, DUE 4/01/10                                              375,000               375,972          389,080
COCA-COLA CO., 5.75%. DUE 3/15/11                                                  1,000,000               998,450        1,032,428
SYSCO CORP., 7.00%, DUE 5/01/06                                                    1,000,000             1,000,000        1,089,879
                                                                                                    --------------------------------
TOTAL FOOD BEVERAGE AND TOBACCO                                                                          2,374,422        2,511,387
                                                                                                    --------------------------------
                                                                                                    --------------------------------

TOTAL CONSUMER STAPLES                                                                                   5,085,529        5,435,690
                                                                                                    --------------------------------

CONSUMER DISCRETIONARY - 3.8%

RETAIL:
TARGET CORP., 5.50%, DUE 4/01/07                                                   1,000,000              995,350        1,035,436
                                                                                                   --------------------------------

CONSUMER DURABLES AND APPAREL:
LEGGETT and PLATT INC., 6.10%, DUE 9/9/03                                          1,000,000            1,000,000        1,049,878
                                                                                                   --------------------------------

TOTAL CONSUMER DISCRETIONARY                                                                            1,995,350        2,085,314
                                                                                                   --------------------------------

INFORMATION TECHNOLOGY - 5.2%

TECHNOLOGY HARDWARE TOOLS AND EQUIPMENT:
INTERNATIONAL BUSINESS MACHINES CORP., 5.37%, DUE 9/22/03                          1,000,000            1,011,140        1,039,063
MOTOROLA, INC., 6.50%, DUE 3/01/08                                                   250,000              242,887          232,003
TEXAS INSTRUMENTS, INC.,  6.125%, DUE 2/01/06                                      1,000,000              932,930        1,044,745
TEXAS INSTRUMENTS, INC.,  7.00%, DUE 8/15/04                                         500,000              518,410          535,900
                                                                                                   --------------------------------
TOTAL TECHNOLOGY HARDWARE TOOLS AND EQUIPMENT                                                           2,705,367        2,851,711

                                                                                                   --------------------------------

TOTAL INFORMATION TECHNOLOGY                                                                            2,705,367        2,851,711
                                                                                                   --------------------------------

INDUSTRIALS - 6.7%

CAPITAL GOODS:
FLOUR CORP., 6.95%, DUE 3/01/07                                                    1,000,000              995,510        1,024,841
MONSANTO INC., 6.11%, DUE 2/03/05                                                  1,000,000            1,000,000        1,062,266
                                                                                                   --------------------------------
TOTAL CAPITAL GOODS                                                                                     1,995,510        2,087,107
                                                                                                   --------------------------------
TRANSPORTATION:
UNION PACIFIC RAILROAD CO., EQUIP. TRUST NO. 2 SERIES 88, 7.01%, DUE 6/01/04       1,500,000            1,500,000        1,612,805
                                                                                                   --------------------------------

TOTAL INDUSTRIALS                                                                                       3,495,510        3,699,912
                                                                                                   ---------------------------------

MATERIALS - 1.9%

MATERIALS:
DU PONT, (E.I.) DE NEMOURS and CO. INC., VAR RATE, DUE 3/6/03                     1,000,000               999,960        1,042,131
                                                                                                   --------------------------------

UTILITIES - 6.6%

UTILITIES:
GTE CALIFORNIA, INC., 6.70% DUE 9/01/09                                             500,000               474,050          536,916
ONEOK, INC., 7.75%, DUE 8/15/06                                                   1,400,000             1,384,880        1,561,513
UNITED TELEPHONE CO. OF FLORIDA, 6.25%, DUE 5/15/03                               1,500,000             1,487,925        1,557,593
                                                                                                   --------------------------------

   TOTAL UTILITIES                                                                                      3,346,855       3,656,022
                                                                                                   --------------------------------


HEALTH CARE - 1.4%

PHARMACEUTICALS AND BIOTECHNOLOGY:
AMERICAN HOME PRODUCTS, 5.875%, DUE 3/15/04                                         750,000               748,508           786,849
                                                                                                   --------------------------------

TOTAL CORPORATE  BONDS                                                                                 18,377,079       19,557,628
                                                                                                   --------------------------------


SHORT TERM MONEY MARKET FUND - 0.1%
SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.                                       91,852                91,852           91,852
                                                                                                   --------------------------------

TOTAL INVESTMENTS HELD                                                                                $51,507,794     $55,050,426
                                                                                                   ================================

See Notes to Financial Statements


                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2000


                                                                                                        2000
                                                                                                        ----

                                                                            Number of Shares or
                                                                              Principal Amount           Cost            Market
                                                                                                         ----            ------

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 54.9%

UNITED STATES TREASURY NOTES, 6.25%, DUE 2/15/03                                  5,000,000            $4,967,383        $5,031,250
UNITED STATES TREASURY NOTES, 6.50%, DUE 5/15/05                                  2,500,000             2,502,813         2,566,400
UNITED STATES TREASURY NOTES, 6.50%, DUE 8/15/06                                    500,000               493,438           513,830
UNITED STATES TREASURY NOTES, 5.875%, DUE 11/15/05                                1,000,000               989,765         1,000,312
UNITED STATES TREASURY NOTES, 6.00%, DUE 8/15/04                                  2,000,000             1,962,188         2,008,774
UNITED STATES TREASURY NOTES, 6.00%, DUE 8/15/09                                  1,000,000               984,297         1,010,000
UNITED STATES TREASURY SECURITIES STRIPPED
COUPON, DUE 8/15/02                                                               1,000,000               895,831           902,036
UNITED STATES TREASURY SECURITIES STRIPPED
COUPON, DUE 11/15/09                                                              2,500,000             1,423,100         1,480,675
FEDERAL HOME LOAN BANK, 5.125%, DUE 12/1/03                                       2,000,000             1,999,000         1,921,240
FEDERAL HOME LOAN BANK, 5.125%, DUE 2/26/02                                       3,000,000             2,995,050         2,948,910


FEDERAL HOME LOAN BANK, 6.02%, DUE 5/20/08                                          750,000               748,418           721,350
FEDERAL HOME LOAN BANK, 5.505%, DUE 12/15/03                                        650,000               649,594           630,273
FEDERAL HOME LOAN BANK, 5.44%, DUE 10/15/03                                       1,000,000               908,790           973,020
FEDERAL HOME LOAN MORTGAGE CO., 6.25%, DUE 9/15/09                                  500,000               491,271           496,298
FEDERAL HOME LOAN MORTGAGE CORP., 5.75%, DUE 7/15/03                              1,000,000               986,060           982,660
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.55%, DUE 4/22/02                           750,000               753,125           760,898
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.45%, DUE 10/14/03                        1,000,000               999,531           973,420
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.80%, DUE 12/10/03                        1,000,000               996,875           978,910
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.65%, DUE 3/10/05                           500,000               499,453           519,920
FEDERAL NATIONAL MORTGAGE ASSOCIATION, NON-INTEREST BEARING TO
  8/27/04, DUE 8/27/12
                                                                                  3,000,000             2,181,630         2,248,134
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.04%, DUE 9/7/07                          1,110,000             1,110,000         1,110,666
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%, DUE 1/1/04                              189,885               189,885           186,241
SMALL BUSINESS ADMINISTRATION POOLS, 6.54%, DUE 12/10/05                            725,010               725,010           709,495


                                                                                                        2000
                                                                                                        ----

                                                                               Number of Shares or
                                                                                Principal Amount           Cost              Market
                                                                                                           ----             -------

SMALL BUSINESS ADMINISTRATION POOLS, 6.60%, DUE 7/1/09                              693,363               693,363           685,816
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%, DUE 9/1/02                              511,785               511,785           510,413
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%, DUE 8/1/12                              593,815               593,815           598,264
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%, DUE 5/1/06                              930,762               930,762         1,469,385
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%, DUE 11/1/12                             275,989               275,989           279,249
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%, DUE 1/1/12                              729,462               715,505           738,361
SMALL BUSINESS ADMINISTRATION POOLS, 8.017%, DUE 2/10/10                            873,790               873,790           918,769
SMALL BUSINESS ADMINISTRATION POOLS, 8.20%, DUE 2/10/05                             100,143                99,971           103,969
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%, DUE 11/1/11                             251,592               251,592           258,352
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%, DUE 9/1/11                               99,963               101,462           103,550
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%, DUE 2/1/15                              673,418               673,418           698,029
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%, DUE 2/1/11                             127,760               127,760           132,143
SMALL BUSINESS ADMINISTRATION POOLS, 8.70%, DUE 12/1/00                              95,973                95,973            96,062
SMALL BUSINESS ADMINISTRATION POOLS, 8.8%, DUE 1/1/10                               131,805               131,805           136,433
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%, DUE 8/1/11                               96,208                99,094           100,086
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%, DUE 2/1/10                              133,086               133,086           139,469
                                                                                                   --------------------------------
   TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                                               36,761,677        37,119,452
                                                                                                   --------------------------------

CORPORATE BONDS - 45.1%


CONSUMER NONDURABLES - 4.7%

COSMETICS:
GILLETTE CO., 6.25%, DUE 8/15/03                                                  1,000,000               977,380          984,920

FOOD:
SARA LEE CORPORATION, 5.60%, DUE 1/23/06                                          1,250,000             1,212,217        1,177,337
SYSCO CORPORATION, 7.00%, DUE  5/1/06                                             1,000,000             1,000,000          994,440
                                                                                                    --------------------------------
   TOTAL FOOD                                                                                           2,212,217        2,171,777
                                                                                                    --------------------------------
   TOTAL CONSUMER NONDURABLES                                                                           3,189,597        3,156,697
                                                                                                    --------------------------------


SERVICES - 1.5%

RETAIL:
WAL-MART STORES INC., 6.50%, 6/1/03                                               1,000,000            1,000,500           996,200
                                                                                                   --------------------------------

CONSUMER DURABLES - 1.4%

FURNITURE:
LEGGETT and PLATT INC., 6.10%, DUE 9/9/03                                         1,000,000            1,000,000           962,750
                                                                                                   --------------------------------

CAPITAL GOODS - 7.1%

ELECTRONICS:
TEXAS INSTRUMENTS INC., 6.125%, DUE 2/1/06                                          500,000              932,930           954,680
                                                                                                   --------------------------------

MACHINERY:
COOPER INDUSTRIES INC., 5.88%, DUE 2/20/03                                        1,000,000              990,780           983,030
                                                                                                   --------------------------------

MISCELLANEOUS:
FLUOR CORP., 6.95%, DUE  3/1/07                                                   1,000,000             995,510            933,300
HONEYWELL INC., 7.00%, DUE 3/15/07                                                1,000,000             967,210            996,800
MONSANTO INC., 6.11%, DUE 2/03/05                                                 1,000,000           1,000,000            970,000
                                                                                                   --------------------------------
   TOTAL MISCELLANEOUS                                                                                2,962,720          2,900,100
                                                                                                   --------------------------------
   TOTAL CAPITAL GOODS                                                                                4,886,430          4,837,810
                                                                                                   --------------------------------

BASIC MATERIALS -  5.5%



CHEMICALS:
DU PONT, (E.I.) DE NEMOURS and CO. INC., VAR RATE, DUE 3/6/03                     1,000,000              999,960            984,370

OIL AND GAS:
ATLANTIC RICHFIELD, 5.55%, DUE 4/15/03                                            1,325,000            1,310,921         1,292,339
ONEOK, INC., 7.75%, DUE 8/15/06                                                   1,400,000            1,384,880         1,417,374
                                                                                                    --------------------------------
   TOTAL OIL AND GAS                                                                                    2,695,801         2,709,713
                                                                                                    --------------------------------
   TOTAL BASIC MATERIALS                                                                                3,695,761         3,694,083
                                                                                                    --------------------------------

TRANSPORTATION - 2.2%

RAILROAD:
UNION PACIFIC RAILROAD CO., EQUIP. TRUST NO. 2 SERIES 88, 7.01% DUE 6/1/04
                                                                                  1,500,000               1,500,000        1,481,805
                                                                                                    --------------------------------

UTILITIES - 16.8%

COMMUNICATION:
BELL ATLANTIC NEW JERSEY, INC., 5.875%, DUE 2/1/04                                1,000,000                991,350          966,250
BELL SOUTH TELECOMMUNICATIONS, 6.25%, DUE 5/15/03                                 1,500,000              1,493,355        1,479,120
BELL TELEPHONE OF PENNSYLVANIA, 6.125%, DUE 3/15/03                               1,000,000                989,000          983,290
GTE CALIFORNIA INC., 6.7%, DUE 9/1/09                                               500,000                474,050          474,050
GTE SOUTH, INC. 6.125%, DUE 6/15/07                                               1,250,000              1,245,238        1,182,288
GTE SOUTH, 6.00%, DUE 2/15/08                                                     1,000,000                993,250          927,030
SOUTHWESTERN BELL TELEPHONE COMPANY, 5.75%, DUE 9/1/04                            1,000,000                996,430          955,300
UNITED TELEPHONE COMPANY OF FLORIDA, 6.25%, DUE 5/15/03                           1,500,000              1,487,925        1,467,510
                                                                                                    --------------------------------
   TOTAL COMMUNICATION                                                                                   8,670,598        8,434,838
                                                                                                    --------------------------------

ELECTRIC:
EMERSON ELECTRIC CO., 6.30%, DUE 11/1/05                                          1,000,000                996,290          978,130
                                                                                                    --------------------------------

DIVERSIFIED:
BALTIMORE GAS / ELECTRIC CO., 6.50%, DUE 2/15/03                                  1,000,000                988,450          989,910
PACIFIC GAS / ELECTRIC COMPANY, 6.25%, DUE 3/1/04                                 1,000,000              1,000,000          975,300
                                                                                                    --------------------------------
   TOTAL DIVERSIFIED                                                                                     1,988,450        1,965,210
                                                                                                    --------------------------------
   TOTAL UTILITIES                                                                                      11,655,338       11,378,178
                                                                                                    --------------------------------


FINANCE - 3.0%
NYNEX CORP., 6.25%, DUE 3/15/03                                                   1,000,000               967,900           988,120
NYNEX CAPITAL FUNDING CO., 8.75%, DUE 12/1/04                                     1,000,000               997,500         1,050,000
                                                                                                   ---------------------------------
   TOTAL FINANCE                                                                                        1,965,400         2,038,120
                                                                                                   ---------------------------------

TOILETRIES 2.9%
PROCTOR AND GAMBLE, 6.875%, DUE 3/1/04                                            2,000,000             1,959,220         1,982,040
                                                                                                   ---------------------------------
   TOTAL CORPORATE BONDS                                                                               30,852,246        30,527,683
                                                                                                   ---------------------------------

   TOTAL INVESTMENTS HELD                                                                             $67,613,923       $67,647,135
                                                                                                   =================================

See Notes to Financial Statements


                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                                                                    2001               2000                1999

INVESTMENT INCOME
Interest                                                                         $3,664,186           $5,379,015       $6,769,984
Audit expense                                                                        16,252               11,246           10,120
                                                                             ----------------------------------------------------
Net investment income                                                             3,647,934            5,367,769        6,759,864
                                                                             ----------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized gain (loss) on investments sold, matured or redeemed
   Proceeds                                                                      71,927,598           65,197,455       97,742,670
   Cost of investments                                                           70,891,525           66,653,932       97,504,119
                                                                             ----------------------------------------------------
   Net realized gain on investments sold, matured or redeemed                     1,036,073           (1,456,477)         238,551
                                                                             ----------------------------------------------------
Unrealized gain (loss) on investments
   Beginning of year                                                                 33,212              (92,054)       6,560,164
   End of year                                                                    3,542,632               33,212          (92,054)
                                                                             ----------------------------------------------------
Net unrealized gain (loss) on investments                                         3,509,420              125,266       (6,652,218)
                                                                             ----------------------------------------------------

Net realized and unrealized gain (loss) on investments                            4,545,493           (1,331,211)      (6,413,667)
                                                                             ----------------------------------------------------


NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                             $8,193,427            $4,036,558        $346,197
                                                                             ====================================================

TOTAL EXPENSE AS A PERCENT OF NET INVESTMENT INCOME                                   0.45%                 0.21%           0.15%
                                                                             ====================================================

See Notes to Financial Statements


                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


                                                 2001                           2000                          1999
                                       Units              Amount        Units         Amount         Units           Amount
                                       -----              ------        -----         ------         -----           ------

PARTICIPANTS' INTEREST
Beginning of year                      8,772,286        $68,086,026    12,615,040    $92,660,744     15,922,850   $116,459,883

FROM INVESTMENT ACTIVITIES
Net investment income                                     3,647,934                    5,367,769                     6,759,864
Net realized gain on investments
sold, matured or redeemed                                 1,036,073                   (1,456,477)                      238,551
Net unrealized gain (loss)
on investments                                            3,529,420                      125,266                    (6,652,218)
                                                    ------------------------------------------------------------------------------
Net increase from investment
activities                                                8,193,427                    4,036,558                       346,197
                                                    ------------------------------------------------------------------------------

FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units                        458,696          3,804,876     1,711,531     12,812,950      2,357,660     17,179,881
Redemption of units                   (2,960,262)       (24,318,670)   (5,554,285)   (41,424,226)    (5,665,470)   (41,325,217)
                                   -----------------------------------------------------------------------------------------------
Net decrease from participating
unit transactions                      2,501,566       (20,513,794)   (3,842,754)   (28,611,276)    (3,307,810)   (24,145,336)
                                   -----------------------------------------------------------------------------------------------

PARTICIPANTS' INTEREST
End of year                            6,270,720        $55,765,659     8,772,286    $68,086,026     12,615,040    $92,660,744
                                   ===============================================================================================

PARTICIPATING UNIT                                            $8.89                        $7.76                         $7.35
                                                    ================               ================              =================

See Notes to Financial Statements


                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 2001 AND 2000

                                                                 2001                                  2000
                                                       Cost               Market              Cost              Market
                                                       ----               ------              ----              ------

ASSETS
Investments:
United States Government and Agency Obligations       $4,446,641         $4,446,641         $ 4,483,159        $ 4,483,159
Commercial paper                                      11,440,585         11,440,585          13,916,493         13,916,493
Short-term money market fund                           4,527,397          4,527,397           3,990,193          3,990,193
                                                     ------------------------------------------------------------------------
                                                     $20,414,623        $20,414,623         $22,389,845        $22,389,845
                                                     ------------------------------------------------------------------------

Interest receivable                                                           8,310                                 72,747
                                                                   -------------------                     ------------------
                                                                         20,422,933                             22,462,592
                                                                   -------------------                     ------------------

LIABILITIES
Audit fee payable                                                             2,182                                  1,630
                                                                   -------------------                     ------------------

PARTICIPANTS' INTEREST
Equivalent to $6.57 per unit on 3,109,396 units outstanding
in 2001 and $6.26  per unit on 3,586,943 units outstanding
in 1999                                                                 $20,420,751                            $22,460,962
                                                                    =========================================================


See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2001


                                                                                                    2001
                                                                                                    ----
                                                                         Number of Shares or
                                                                           Principal Amount           Cost              Market
                                                                           ----------------           ----              ------

UNITED STATES GOVERNMENTS AND AGENCY OBLIGATIONS -  22.7%

FEDERAL HOME LOAN BANK, DISCOUNT NOTE, DUE 11/9/01                             978,000             $977,443            $977,443
FEDERAL HOME LOAN BANK, DISCOUNT NOTE, DUE 1/11/02                             470,000              467,905             467,905
FEDERAL NATIONAL MORTGAGE ASSOCIATION, DISCOUNT NOTE, DUE 11/21/01             850,000              848,886             848,886
FEDERAL NATIONAL MORTGAGE ASSOCIATION, DISCOUNT NOTE, DUE 11/29/01             164,000              163,707             163,707
FEDERAL NATIONAL MORTGAGE ASSOCIATION, DISCOUNT NOTE, DUE 12/03/01             200,000              199,605             199,605
FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE, DUE 11/16/01            800,000              799,175             799,175
FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE, DUE 11/28/01             20,000               19,966              19,966
FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE, DUE 11/29/01             97,000               96,826              96,826
FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE, DUE 12/06/01            875,000              873,128             873,128
                                                                                               ------------------------------------
TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                                             4,446,641           4,446,641
                                                                                               ------------------------------------

COMMERCIAL PAPER - 58.4%

ALCOA, INC., DUE 11/14/01                                                    1,000,000               999,126            999,126
BOEING CAPITAL CORP., DUE 11/14/01                                           1,000,000               999,047            999,047
GANNETT CO., DUE 11/13/01                                                    1,000,000               999,183            999,183
GILLETTE CORP., DUE 12/20/01                                                   905,000               901,612            901,612
HALLIBURTON CO., DUE 11/05/01                                                1,000,000               999,728            999,728
HERSHEY FOODS CORP., DUE 11/01/01                                            1,000,000             1,000,000          1,000,000
KIMBERLY-CLARK CORP., DUE 11/09/01                                             300,000               299,827            299,827
MARSH & MCLENNAN COS., INC., DUE 11/30/01                                    1,000,000               998,018            998,018
MCDONALDS CORP., DUE 11/02/01                                                  250,000               249,983            249,983
ONEOK, INC., DUE 11/28/01                                                    1,000,000               998,253            998,253
TEXACO, INC., DUE 12/12/01                                                   1,000,000               997,460            997,460
UNITED TECHNOLOGIES CORP., DUE 11/19/01                                      1,000,000               998,760            998,760
WALGREEN CO., DUE 11/07/01                                                   1,000,000               999,588            999,588

                                                                                                -----------------------------------
TOTAL COMMERCIAL PAPER                                                                            11,440,585       11,440,585
                                                                                                -----------------------------------

SHORT-TERM MONEY MARKET FUND - 18.9%
SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.                               4,527,397             4,527,397          4,527,397
                                                                                                -----------------------------------

   TOTAL INVESTMENTS HELD                                                                        $20,414,623        $20,414,623
                                                                                                ===================================

See Notes to Financial Statements


                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2000


                                                                                                    2000
                                                                                                    ----
                                                                        Number of Shares or
                                                                          Principal Amount            Cost              Market
                                                                          ----------------            ----              ------

UNITED STATES GOVERNMENTS AND AGENCY OBLIGATIONS -  20.0%

FEDERAL HOME LOAN BANK, DISCOUNT NOTE, DUE 11/1/00 1,000,000                 $992,911               $992,911
FEDERAL HOME LOAN MORTGAGE CORPORATION, DISCOUNT NOTE, DUE 11/7/00          1,000,000                991,111             991,111
FEDERAL NATIONAL MORTGAGE ASSOCIATION, DISCOUNT NOTE, DUE 11/2/00           2,510,000              2,499,137           2,499,137
                                                                                               ------------------------------------
TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                                              4,483,159           4,483,159
                                                                                               ------------------------------------


COMMERCIAL PAPER - 62.2%

AMERICAN EXPRESS CREDIT CORP., DUE 11/29/00                                  1,000,000                993,530            993,530
AT and T COMPANY, DUE 12/14/00                                               1,000,000                990,986            990,986
BECTON DICKINSON and CO., DUE 11/28/00                                       1,000,000                993,520            993,520
COCA COLA COMPANY, DUE 11/3/00                                               1,000,000                995,693            995,693
COCA COLA COMPANY, DUE 11/10/00                                              1,000,000                997,309            997,309
DOVER CORP., DUE 11/21/00                                                    1,000,000                994,051            994,051
EMERSON ELECTRIC CO., DUE 12/4/00                                            1,000,000                986,721            986,721
FLUOR CORP., DUE 11/15/00                                                    1,000,000                994,033            994,033
GANNETT CO., DUE 11/8/00                                                     1,000,000                995,847            995,847
LUCENT TECHNOLOGIES, INC., DUE 11/9/00                                       1,000,000                996,040            996,040
MERCK AND CO., DUE 11/27/00                                                  1,000,000                994,078            994,078
MOTOROLA INC., DUE 11/13/00                                                  1,000,000                994,249            994,249
PACIFIC GAS AND ENERGY, DUE 11/6/00                                          1,000,000                994,222            994,222
WISCONSIN ENERGY CORP., DUE 11/7/00                                          1,000,000                996,214            996,214
                                                                                                -----------------------------------
   TOTAL COMMERCIAL PAPER                                                                          13,916,493         13,916,493
                                                                                                -----------------------------------

SHORT-TERM MONEY MARKET FUND - 17.8%
SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.                              3,990,193              3,990,193          3,990,193
                                                                                                -----------------------------------

   TOTAL INVESTMENTS HELD                                                                       $22,389,845         $22,389,845
                                                                                                ===================================

See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                                                            2001                  2000               1999
                                                                            ----                  ----               ----

INVESTMENT INCOME
Interest                                                              $1,008,975             $1,551,790          $1,515,680
Audit expense                                                              6,365                  3,400               3,456
                                                                    -----------------------------------------------------------
Net investment income                                                  1,002,610              1,548,390           1,512,224
                                                                    -----------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized gain on investments sold, matured or redeemed


Proceeds                                                             280,574,802            273,484,686         356,426,945
Cost of investments                                                  280,574,802            273,484,686         356,426,945
                                                                    -----------------------------------------------------------
Net realized gain on investments sold, matured or redeemed                     0                      0                   0
                                                                    -----------------------------------------------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                                         $1,548,390          $1,512,224
                                                                      $1,002,610
                                                                    ===========================================================

TOTAL EXPENSE AS A PERCENT OF NET INVESTMENT INCOME
                                                                            0.63%                  0.22%               0.23%
                                                                    ===========================================================

See Notes to Financial Statements


                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                                    2001                        2000                           1999
                                           Units         Amount        Units           Amount        Units             Amount
                                           -----         ------        -----           ------        -----             ------

PARTICIPANTS' INTEREST
Beginning of year                          3,586,943    $22,460,962    4,526,610     $26,636,430      4,990,360        $27,963,660

FROM INVESTMENT ACTIVITIES
Net investment income                                     1,002,610                    1,548,390                         1,512,224
Net realized gain (loss)
on investments
sold, matured or redeemed
Net unrealized gain (loss)
on investments


FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units                            524,358      3,378,013      789,006       4,727,675      2,258,580         12,783,987
Redemption of units                       (1,001,905)    (6,420,834)  (1,728,673)    (10,451,533)    (2,722,330)       (15,623,441)
                                     ----------------------------------------------------------------------------------------------
Net decrease from participating unit        (477,547)    (3,042,821)
transactions

                                                                        (939,667)     (5,723,858)      (463,750)        (2,839,454)

                                     ----------------------------------------------------------------------------------------------
PARTICIPANTS' INTEREST,
End of year                                3,109,396    $20,420,751    3,586,943     $22,460,962      4,526,610        $26,636,430
                                     ==============================================================================================


NET ASSET VALUE PER,
PARTICIPATING UNIT                                           $6.57                         $6.26                             $5.88
                                                     ==================            ==================           ===================


See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2001

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