Form 10-Q
period 2002-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2002-03-18
CIK 206005

10-Q 1 trust10q013101.htm THE COLLECTIVE INVESTMENT TRUST FOR UMB BANK, NA

THE COLLECTIVE INVESTMENT TRUSTS
FORM 10-Q

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE
          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES AND EXCHANGE COMMISSION ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

         For the transition period from             to
                                       ------------    -------------
                         Commission File number: 2-58109

                         THE COLLECTIVE INVESTMENT TRUST
                        of which UMB Bank, n.a.is Trustee
           (Exact Name of the registrant as specified in its charter)

                         Not applicable, Not Applicable
                         ------------------------------
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                                1010 Grand Avenue
                           Kansas City, Missouri 64106
                           ---------------------------
              (Address of principal executive offices and zip code)

                                 (816) 860-7000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /
The number of units of participation outstanding as of January 31, 2002.
                         Pooled Equity Fund - 7,851,614
                          Pooled Debt Fund - 5,991,160
                         Pooled Income Fund - 3,072,973

================================================================================

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
                              INTRODUCTORY COMMENTS
The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2001.
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of January 31, 2002, and the condensed results of their operations for the periods ended January 31, 2002 and 2001, and are of a normal recurring nature.
The condensed Statements of Assets and Liabilities of the Funds as of October 31, 2001 have been derived from the audited Statements of Assets and Liabilities of the Funds as of that date.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations


                                                         Quarter Ending  Quarter Ending    FY Ended
                                                            01/31/01        01/31/02       10/31/01
                                                            --------        --------       --------

Investment Income
   Dividends                                                  424,790          251,534        1,412,905
   Interest                                                   156,065           75,056          456,790
                                                              -------           ------          -------

Gross Investment Income                                       580,855          326,590        1,869,695
                                                              -------          -------        ---------

   Less: Audit Expense & Foreign Taxes                         (6,225)          (4,895)         (17,091)
                                                                -----            -----           ------

   Net Investment Income                                      574,630          321,695        1,852,604
                                                              =======          =======        =========

Realized and Unrealized Gain (Loss) on Investments:

   Realized Gain (Loss) on Investments:
   Proceeds from Sales                                     35,646,284       48,208,314      166,390,946
   Cost of Securities Sold                                 35,345,810       51,506,409      165,218,948
                                                           ----------       ----------      -----------

   Net Realized Gain (Loss)                                   300,474       (3,298,095)       1,171,998
                                                              -------        ---------       ---------

Unrealized Gain (Loss) on Investments:
   Beginning of Period                                     12,813,025       (4,555,044)      12,813,025
   End of Period                                           10,403,058        3,230,308       (4,555,044)
                                                           ----------        ---------        ---------

Net Unrealized Gain (Loss)                                 (2,409,967)       7,785,352      (17,368,069)
                                                            ---------        ---------       ----------

   Net Realized and Unrealized Gain on Investments         (2,109,493)       4,487,257      (16,196,071)
                                                            =========        =========       ==========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest


                                                                   Quarter Ending     Quarter Ending      FY Ended
                                                                      01/31/01           01/31/02         10/31/01
                                                                      --------           --------         --------

Participants' Interest at Beginning of Period                       110,225,425          75,731,756      110,225,425

Changes from Investment Activities:
   Net Investment Income                                                574,630             321,695        1,852,604
   Net Realized Gain (Loss) on Investments                              300,474          (3,298,095)       1,171,998
   Net Unrealized Gain (Loss) on Investments                         (2,409,967)          7,785,352      (17,368,069)
                                                                      ---------           ---------       ----------

     Net Increase (Decrease) from Investment Activity                (1,534,863)          4,808,952      (14,343,467)
                                                                      ---------           ---------       ----------

Changes from Participating Unit Transactions:
   Received from Issuance of 116,850 units                            1,259,557                            6,467,912
   Received from Issuance of 88,419 units                                                   875,824

   Payment on Redemption of 624,959 units                            (6,712,407)                         (26,618,114)
   Payment on Redemption of 258,959 units                             ---------          (2,571,786)      ----------
                                                                                          ---------

     Net Increase (Decrease) from Participating Unit Transactions    (5,452,849)         (1,695,962)     (20,150,202)
                                                                      ---------           ---------       ----------

Participants' Interest at End of Period                             103,237,713          78,844,746       75,731,756
                                                                    ===========          ==========       ==========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities


                                                               10/31/2001                     01/31/2002
                                                          Cost            Market           Cost         Market
                                                          ----            ------           ----         ------

Assets:
   Common Stock                                        64,973,990       60,418,946      59,801,439    63,031,747
   Commercial Paper                                    12,502,743       12,502,743      12,370,710    12,370,710
   Short-Term Money Market Fund                         2,734,775        2,734,775       3,425,621     3,425,621
                                                        ---------        ---------     -----------    ----------

     Total Investments                                 80,211,508       75,656,464      75,597,770    78,828,078
                                                       ==========       ==========     ===========    ==========

     Cash                                                                        0                             0
     Interest & Dividends Receivable                                        89,083                        70,078
     Receivable for Securities Sold                                              0                             0
                                                                                 -                             -

Total Assets:                                                           75,745,547                    78,898,156
                                                                        ==========                    ==========

Liabilities:
   Disbursement in Excess of Demand Deposit Cash                             7,950                        52,392
   Audit Fees Payable                                                        5,841                         1,018
   Payable for Securities Sold                                                   0                             0
                                                                                 -                             -

Total Liabilities                                                           13,791                        53,410
                                                                            ======                    ==========

Participants' Interest:

   9.44 Per Unit on 8,022,153 Units Outstanding                         75,731,756
   10.04 Per Unit on 7,851,614 Units Outstanding                        ----------                    78,844,746
                                                                                                      ----------

Total Liabilities and Participants' Equity                              75,745,547                    78,898,156
                                                                        ==========                    ==========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations


                                                                         Quarter Ending        Quarter Ending          FY Ended
                                                                            01/31/01              01/31/02             10/31/01
                                                                            --------              --------             --------

Investment Income
   Interest                                                                  1,017,622              806,019            3,664,186
     Gross Investment Income                                                 1,017,622              806,019            3,664,186
                                                                             ---------              -------            ---------
   Less:  Audit Expense & Foreign Taxes                                         (6,215)              (4,869)             (16,252)
                                                                                 -----                -----               ------

     Net Investment Income                                                   1,011,407              801,150            3,647,934
                                                                             =========              =======            =========

Realized and Unrealized Gain (Loss) on Investments:
   Realized Gain (Loss) on Investments:
     Proceeds from Sales                                                    17,985,594            9,235,292           71,927,598
     Cost of Securities Sold                                                17,834,323            8,995,804           70,891,525
                                                                            ----------            ---------           ----------

   Net Realized Gain (Loss)                                                    151,271              239,488            1,036,073
                                                                               =======              =======            =========

   Unrealized Gain (Loss) on Investments:
     Beginning of Period                                                        33,212            3,542,632               33,212
     End of Period                                                           1,935,590            1,920,492            3,542,632
                                                                             ---------            ---------            ---------

     Net Unrealized Gain (Loss)                                              1,902,378           (1,622,140)           3,509,420
                                                                             =========            =========            =========

     Net Realized and Unrealized Gain/Loss on Investments                    2,053,649           (1,382,652)           4,545,493
                                                                             ---------            ---------            ---------

     Net Increase (Decrease) in Net Assets Resulting from Operations         3,065,056             (581,502)           8,193,427
                                                                             =========              =======            =========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest


                                                                      Quarter Ending    Quarter Ending      FY Ended
                                                                         01/31/01          01/31/02         10/31/01
                                                                         --------          --------         --------

Participants' Interest at Beginning of Period                           68,086,026         55,765,659       68,086,026
                                                                        ----------         ----------       ----------

Changes from Investment Activities:
   Net Investment Income                                                 1,011,407            801,150        3,647,934
   Net Realized Gain (Loss) on Investments                                 151,271            239,488        1,036,073
   Net Unrealized Gain (Loss) on Investments                             1,902,379         (1,622,140)       3,509,420
                                                                         ---------          ---------        ---------

   Net Increase (Decrease) from Investment Activity                      3,065,056           (581,502)       8,193,427
                                                                         ---------            -------        ---------

Changes from Participating Unit Transactions:
   Received from Issuance of 85,944 units                                  683,837                           3,804,876
   Received from Issuance of 169,960 units                                                  1,500,194

   Payment on Redemption of 650,361 units                               (5,140,445)                         (24,318,670)
   Payment on Redemption of 449,520 units                                ---------         (3,923,890)       ----------
                                                                                            ---------

     Net Increase (Decrease) from Participating Unit Transactions       (4,456,609)        (2,423,696)     (20,513,794)
                                                                         ---------          ---------       ----------

Participants' Interest at End of Period                                 66,694,474         52,760,461       55,765,659
                                                                        ==========         ==========       ==========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                       10/31/2001                01/31/2002
                                                                   Cost       Market          Cost         Market
                                                                   ----       ------          ----         ------

Assets:
   United States Government & Agency Obligations                33,038,863  35,400,946     32,169,296     33,360,954
   Corporate Bonds                                              18,377,079  19,557,628     17,642,347     18,371,181
   Short-term Money Market Fund                                     91,852      91,852        347,713        347,713
                                                                    ------      ------        -------        -------

     Total Investments                                          51,507,794  55,050,426     50,159,356     52,079,848
                                                                ==========  ==========     ==========     ==========

     Cash                                                                            0                             0
     Interest Receivable                                                       739,608                       821,215
     Receivable for Securities Sold                                                  0                             0
                                                                                     -                             -

Total Assets:                                                               55,790,034                    52,901,063
                                                                            ==========                    ==========

Liabilities:
   Audit Fees Payable                                                            5,090                           240
   Payable for Securities Sold                                                       0                             0
   Disbursements in excess of demand deposit cash                               19,285                       140,362
                                                                                ------                       -------

Total Liabilities                                                               24,375                       140,602
                                                                                ------                       -------

Participants' Interest:

   $8.89 per unit on 6,270,720 units outstanding 10/31/01                   55,765,659
                                                                            ----------
   $8.81 per unit on 5,991,160 units outstanding 01/31/02                                                 52,760,461
                                                                                                          ----------

Total Liabilities and Participants' Equity                                  55,790,034                    52,901,063
                                                                            ==========                    ==========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations


                                                           Quarter Ending           Quarter Ending          FY Ended
                                                              01/31/01                 01/31/02             10/31/01
                                                              --------                 --------             --------

Investment Income
   Interest                                                     359,150                 103,494            1,008,975
                                                                -------                 -------            ---------

     Gross Investment Income                                    359,150                 103,494            1,008,975
                                                                -------                 -------            ---------

Less:  Audit Expense & Foreign Taxes                             (2,426)                 (1,770)              (6,365)
                                                                  -----                   -----                -----

   Net Investment Income                                        356,724                 101,724            1,002,610
                                                                =======                 =======            =========

Realized and Unrealized Gain (Loss) on Investments:
   Realized Gain (Loss) on Investments:
     Proceeds from Sales                                     68,357,538              41,619,000          280,574,802
     Cost of Securities Sold                                 68,357,538              41,619,000          280,574,802
                                                             ----------              ----------          -----------

   Net Realized Gain (Loss)                                           0                       0                    0

Unrealized Gain (Loss) on Investments:
   Beginning of Period                                                0                       0                    0
   End of Period                                                      0                       0                    0
                                                                      -                       -                    -

Net Unrealized Gain (Loss)                                            0                       0                    0
                                                                      -                       -                    -

   Net Realized and Unrealized Gain on Investments                    0                       0                    0
                                                                      -                       -                    -

   Net Increase in Assets Resulting from Operations             356,724                 101,724            1,002,610
                                                                =======                 =======            =========

See note to Condensed Financial Statements

================================================================================


UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest


                                                                     Quarter Ending      Quarter Ending         FY Ended
                                                                        01/31/01            01/31/02            10/31/01
                                                                        --------            --------            --------

Participants' Interest at Beginning of Period                          22,460,962         20,420,751          22,460,962
                                                                       ==========         ==========          ==========

Changes from Investment Activities:
   Net Investment Income                                                  356,724            101,724           1,002,610
   Net Realized Gain (Loss) on Investments                                      0                  0                   0
   Net Unrealized Gain (Loss) on Investments                                    0                  0                   0
                                                                                -                  -                   -

   Net Increase (Decrease) from Investment Activity                       356,724            101,724           1,002,610
                                                                          -------            -------           ---------

Changes from Participating Unit Transactions:
   Received from Issuance of 87,313 units                                 551,923                              3,378,013
   Received from Issuance of 134,078 units                                                    883,349

   Payment on Redemption of 325,198 units                              (2,054,207)                            (6,420,834)
                                                                        ---------                              ---------
   Payment on Redemption of 170,501 units                                                 (1,123,028)
                                                                                           ---------

     Net Increase (Decrease) from Participating Unit Transactions      (1,502,284)          (239,679)         (3,042,821)
                                                                        ---------            -------           ---------

Participants' Interest at End of Period                                21,315,402         20,282,796          20,420,751
                                                                       ==========         ==========          ==========

See note to Condensed Financial Statements

===============================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                               10/31/2001                       01/31/2002
                                                                           Cost          Market            Cost            Market
                                                                           ----          ------            ----            ------

Assets:
   United States Government & Agency Obligations                         4,446,641      4,446,641        5,023,738         5,023,738
   Commercial Paper                                                     11,440,585     11,440,585       11,538,826        11,538,826
   Short-term Money Market Fund                                          4,527,397      4,527,397        4,158,711         4,158,711
                                                                         ---------      ---------        ---------         ---------

     Total Investments                                                  20,414,623     20,414,623       20,721,275        20,721,275
                                                                        ==========     ==========       ==========        ==========

     Cash                                                                                       0                             22,612
     Interest & Dividends Receivable                                                        8,310                              5,210
     Receivable for Securities Sold                                                             0                            533,000
                                                                                                -                            -------

Total Assets:                                                                          20,422,933                         21,282,097
                                                                                       ==========                         ==========

Liabilities:
   Audit Fees Payable                                                                       2,182                                389
   Payable for Securities Sold                                                                  0                            998,912
                                                                                                -                            -------

Total Liabilities                                                                           2,182                            999,301
                                                                                            -----                            -------

Participants' Interest:
   $6.57 per unit on 3,109,396 units outstanding in 2001                               20,420,751
                                                                                       ----------
   $6.60 per unit on 3,072,973 units outstanding as of 01/31/02                                                           20,282,796
                                                                                                                          ----------

Total Liabilities and Participants' Equity                                             20,422,933                         21,282,097
                                                                                       ==========                         ==========


See note to Condensed Financial Statements

===============================================================================

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                           FOR QUARTER ENDING 1/31/02
POOLED EQUITY
For the quarter ended Jan 31, the fund had a total return of 6.36%, compared to the Standard & Poors which had a total return of 7.03%. The quarter was marked by two good months of recovery following the 9/11 attack and a weak January. The NASDQ showed a similar but more magnified pattern.
During the quarter we reduced our technology exposure by selling our positions in Altera, Tellabs and Texas Instruments. The proceeds were redeployed into financial stocks, like Merrill Lynch and American International Group, and AOL Time Warner.
POOLED DEBT FUND
In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 48% of the portfolio is held in U.S. Government and Agency issues. Approximately 50% of the portfolio will mature within five years. The weighted average life of the total portfolio is approximately 4.4yrs. The total return of the Fund was -.90% for the quarter ended 01/31/02. The Fund delivered slightly better returns than the general market, due to a slightly shorter average maturity.
POOLED INCOME FUND
The Fund continues to be invested in short-term U.S. Government and Agency obligations and high-quality commercial paper. For the previous quarter, the fund returned .46%. The Fund has an average maturity of 18 days.
J. Eric Kelley
Vice President
UMB Bank, NA

================================================================================

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
        Not applicable.

Item 2. Changes in Securities.
        Not applicable.

Item 3. Defaults Upon Senior Securities.
        Not applicable.

Item 4. Submission of Matters to a Vote of Security holders.
        Not applicable.

Item 5. Other Information.
        Not applicable.

Item 6. Exhibits and Reports Form 8-K.

(a) Exhibits. The numbers set forth below correspond to the exhibit number in Item 601 of Regulation S-K.

(b) Plan of Acquisition, reorganization, arrangement, liquidation or succession.
        Not applicable.

(c)     Articles of Incorporation and Bylaws.
        Not applicable.

(d) Instrument Defining the Rights of Security Holders, Including Indentures Not applicable.

Item Number

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

(23)    Consents of Experts and Counsel.
        Not applicable.

(24)    Power of Attorney.
        Not applicable.

(27)    Financial Data Schedule.

        27.1 - Pooled Income Fund
        27.2 - Pooled Equity Fund
        27.3 - Pooled Debt Fund

(99)    Additional Exhibits.

        None.

(b)     Reports on Form 8-K.

        No report on Form 8-K was required to be filed during the three months ended Nanuary 31, 2002.

================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            The Collective Investment Trusts for Which
                            UMB Bank, n.a. is Trustee


                                                                    (Registrant)

                                                    by UMB Bank, n.a. as trustee



                             By: /s/ Ralph R. Santoro
                             ------------------------
Date: March 17, 2002         Ralph R. Santoro
                             Senior Vice President


                             By: /s/ Edward J. McShane
                             -------------------------
                             Edward J. McShane
                             Executive Vice President

================================================================================

INDEX TO EXHIBITS
-----------------

27.1       Financial Data Schedule for Pooled
           ----------------------------------
           Income Fund
           -----------

27.2       Financial Data Schedule for Pooled
           ----------------------------------
           Equity Fund
           -----------

27.3       Financial Data Schedule for Pooled
           ----------------------------------
           Debt Fund
           ---------

================================================================================

27.1 Article 5 FDS - Pooled Income The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2002, and is qualified in its entirety by reference to such Financial Statements.

Period - Type                         3 MTHS
Fiscal Year End                      10/31/2002
Period end                           01/31/2002
Cash                                     22,612
Securities                           20,721,275
Receivables                             538,210
Allowances                                    0
Inventory                                     0
Current Assets                                0
PP&E                                          0
Depreciation                                  0
Total Assets                         21,282,097
Current Liabilities                     999,301
Bonds                                         0
Preferred Mandatory                           0
Preferred Mandatory                           0
Common                                        0
Other SE                             20,282,796
Total Liability and Equity           21,282,097
Sales                                         0
Total Revenues                          103,494
CGS                                           0
Total Costs                                   0
Other Expenses                           (1,770)
Loss Provision                                0
Interest Expense                              0
Income Pretax                           101,724
Income Tax                                    0
Income Continuing                       101,724
Discontinued                                  0
Extraordinary                                 0
Changes                                       0
Net Income                              101,724
EPS Primary                                  $0.03
EPS Diluted                                  $0.03

================================================================================

27.2 Article 5 FDS - Pooled Equity Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2002, and is qualified in its entirety by reference to such Financial Statements.

Period - Type                          3 MTHS
Fiscal Year End                      10/31/2002
Period end                             01/31/02
Cash                                          0
Securities                           78,828,078
Receivables                              70,078
Allowances                                    0
Inventory                                     0
Current Assets                                0
PP&E                                          0
Depreciation                                  0
Total Assets                         78,898,156
Current Liabilities                      53,410
Bonds                                         0
Preferred Mandatory                           0
Preferred Mandatory                           0
Common                                        0
Other SE                             78,844,746
Total Liability and Equity           78,898,156
Sales                                         0
Total Revenues                          326,590
CGS                                           0
Total Costs                                   0
Other Expenses                           (4,895)
Loss Provision                                0
Interest Expense                              0
Income Pretax                           321,695
Income Tax                                    0
Income Continuing                       321,695
Discontinued                                  0
Extraordinary                                 0
Changes                                       0
Net Income                              321,695
EPS Primary                                  $0.04
EPS Diluted                                  $0.04

================================================================================

27.3 Article 5 FDS - Pooled Debt Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending January 31, 2002, and is qualified in its entirety by reference to such Financial Statements.

Period - Type                          3 MTHS
Fiscal Year End                      10/31/2002
Period end                             01/31/02
Cash                                          0
Securities                           52,079,848
Receivables                             821,215
Allowances                                    0
Inventory                                     0
Current Assets                                0
PP&E                                          0
Depreciation                                  0
Total Assets                         52,901,063
Current Liabilities                     140,602
Bonds                                         0
Preferred Mandatory                           0
Preferred Mandatory                           0
Common                                        0
Other SE                             52,760,461
Total Liability and Equity           52,901,063
Sales                                         0
Total Revenues                          806,019
CGS                                           0
Total Costs                                   0
Other Expenses                           (4,869)
Loss Provision                                0
Interest Expense                              0
Income Pretax                           801,150
Income Tax                                    0
Income Continuing                       801,150
Discontinued                                  0
Extraordinary                                 0
Changes                                       0
Net Income                              801,150
EPS Primary                                  $0.13
EPS Diluted                                  $0.13

================================================================================