Form 10-Q
period 2002-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2002-06-13
CIK 206005

10-Q 1 trust10q013101.htm THE COLLECTIVE INVESTMENT TRUST FOR UMB BANK, NA THE COLLECTIVE INVESTMENT TRUSTS
FORM 10-Q

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
MARK ONE
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

   -------

         For the transition period from ___________ to ________________
                        Commission File number: 2-58109

   -------
                         THE COLLECTIVE INVESTMENT TRUST
                         of which UMB Bank, n.a.is Trustee
             (Exact Name of the registrant as specified in its charter)

   -------
                           Not applicable, Not Applicable
                           ------------------------------
           (State or other jurisdiction of incorporation or organization)
                        (I.R.S. Employer Identification No.)
   -------

                                1010 Grand Avenue
                            Kansas City, Missouri 64106
                            ---------------------------
               (Address of principal executive offices and zip code)

   -------

                                   (816) 860-7000
                                   --------------
                (Registrant's telephone number, including area code)

   -------
                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

   -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

The number of units of participation outstanding as of April 30, 2002.
                         Pooled Equity Fund - 7,751,854
                          Pooled Debt Fund - 5,994,743
                         Pooled Income Fund - 3,115,320

================================================================================

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
                              INTRODUCTORY COMMENTS
The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2001.
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of April 30, 2002, and the condensed results of their operations for the periods ended April 30, 2002 and 2001, and are of a normal recurring nature.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations


                                                   Quarter Ending   Quarter Ending     FY Ended       Six Months       Six Months
                                                       4/30/01         4/30/02         10/31/01     Ended 04/30/02   Ended 04/30/01
                                                       -------         -------         --------     --------------   --------------

Investment Income
  Dividends                                            387,698         255,819        1,412,905         507,353         812,489
  Interest                                              95,960          54,609          456,790         129,665         252,024
                                                        ------          ------          -------         -------         -------

Gross Investment Income                                483,658         310,428        1,869,695         637,018       1,064,513
                                                       -------         -------        ---------         -------       ---------

  Less: Audit Expense & Foreign Taxes                   (4,784)         (4,854)         (17,091)         (9,749)        (11,008)
                                                       -------         -------         --------         -------        --------

  Net Investment Income                                478,874         305,574        1,852,604         627,269       1,053,505
                                                       =======         =======        =========         =======       =========

Realized and Unrealized Gain (Loss) on Investments:

  Realized Gain (Loss) on Investments:
  Proceeds from Sales                               41,402,281      32,443,095      166,390,946      80,651,409      77,048,565
  Cost of Securities Sold                           42,704,993      33,358,222      165,218,948      84,864,631      78,050,804
                                                    ----------      ----------      -----------      ----------      ----------

  Net Realized Gain (Loss)                          (1,302,712)       (915,127)       1,171,998      (4,213,222)     (1,002,239)
                                                   -----------       ---------       ---------      -----------     -----------

Unrealized Gain (Loss) on Investments:
  Beginning of Period                               10,403,058       3,230,308       12,813,025      (4,555,044)     12,813,025
  End of Period                                      6,720,771       1,288,256       (4,555,044)      1,288,256       6,720,771
                                                     ---------       ---------        ---------       ---------     -----------

Net Unrealized Gain (Loss)                          (3,682,287)     (1,942,052)     (17,368,069)      5,843,300      (6,092,254)
                                                   -----------     -----------     ------------      ---------      -----------

Net Realized and Unrealized Gain (Loss)
   on Investments                                   (4,984,999)     (2,857,179)     (16,196,071)      1,630,078      (7,094,493)
                                                   -----------     -----------     ------------       ---------      ----------

Net Increase (Decrease) in Net Assets Resulting
    from Operations                                 (4,506,125)     (2,551,605)     (14,343,467)      2,257,347      (6,040,988)


See note to Condensed Financial Statements

===============================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest


                                                       Quarter Ending Quarter Ending    FY Ended       Six Months     Six Months
                                                          04/30/01       04/30/02       10/31/01     Ended 04/30/02 Ended 04/30/01
                                                          --------       --------       --------     -------------- --------------

Participants' Interest at Beginning of Period          103,237,713      78,844,746    110,225,425      75,731,756    110,225,425

Changes from Investment Activities:
  Net Investment Income                                    478,874         305,574      1,852,604         627,269      1,053,505
  Net Realized Gain (Loss) on Investments               (1,302,712)       (915,127)     1,171,998      (4,213,222)    (1,002,239)
  Net Unrealized Gain (Loss) on Investments             (3,682,287)     (1,942,052)   (17,368,069)      5,843,300     (6,092,254)
                                                        -----------     -----------   ------------      ---------     -----------

   Net Increase (Decrease) from Investment Activity     (4,506,125)     (2,551,605)   (14,343,467)      2,257,347     (6,040,988)
                                                        -----------     -----------   ------------      ---------     -----------

Changes from Participating Unit Transactions:
  Received from Issuance of 206,605 units                2,165,530                      6,467,912                      3,425,088
  Received from Issuance of 152,126 units                                1,532,779                      2,408,604

  Payment on Redemption of 1,172,828 units             (11,986,967)                   (26,618,114)                   (18,699,374)
  Payment on Redemption of 251,886 units               -----------      (2,537,524)   -----------      (5,109,311)   -----------
                                                                        ----------                     ----------
   Net Decrease from Participating Unit
   Transactions                                         (9,821,437)     (1,004,745)   (20,150,202)     (2,700,707)   (15,274,286)
                                                       -----------     -----------   ------------     -----------   ------------

Participants' Interest at End of Period                 88,910,151      75,288,396     75,731,756      75,288,396     88,910,151
                                                        ==========      ==========     ==========      ==========     ==========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                10/31/2001                            04/30/2002
                                                             Cost          Market               Cost            Market
                                                             ----          ------               ----            ------

Assets:
  Common Stock                                           64,973,990       60,418,946         64,643,402       65,931,658
  Commercial Paper                                       12,502,743       12,502,743          7,451,658        7,451,658
  Short-Term Money Market Fund                            2,734,775        2,734,775            964,526          964,526
                                                          ---------        ---------       ------------    -------------

   Total Investments                                     80,211,508       75,656,464         73,059,586       74,347,842
                                                         ==========       ==========       ============    =============

   Cash                                                                            0                                   0
   Interest & Dividends Receivable                                            89,083                               77,438
   Receivable for Securities Sold                                                  0                              885,000
                                                                                   -                       --------------

Total Assets:                                                             75,745,547                          75,310,280
                                                                          ==========                       =============

Liabilities:
  Disbursement in Excess of Demand Deposit Cash                                7,950                              18,548
  Audit Fees Payable                                                           5,841                               3,336
  Payable for Securities Sold                                                      0                                   0
                                                                                   -                       -------------

Total Liabilities                                                             13,791                              21,884
                                                                          ----------                       -------------

Participants' Interest:

$9.44 Per Unit on 8,022,153 Units Outstanding on 10/31/01                 75,731,756                          75,288,396
$9.71 Per Unit on 7,751,854 Units Outstanding on 4/30/02                  ----------                       -------------

Total Liabilities and Participants' Equity                                75,745,547                          75,310,280
                                                                          ==========                       =============

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations


                                                       Quarter Ending  Quarter Ending    FY Ended      Six Months      Six Months
                                                          04/30/01        04/30/02       10/31/01    Ended 04/30/02  Ended 04/30/01
                                                          --------        --------       --------    --------------  --------------


Investment Income
  Interest                                                 972,704         782,709       3,664,186      1,588,728       1,990,326
                                                           -------         -------       ---------      ---------       ---------

   Gross Investment Income                                 972,704         782,709       3,664,186      1,588,728       1,990,326
                                                           -------         -------       ---------      ---------       ---------

  Less:  Audit Expense & Foreign Taxes                      (4,710)         (4,892)        (16,252)        (9,761)        (10,925)
                                                            -------         -------        --------        -------        --------

   Net Investment Income                                   967,994         777,817       3,647,934      1,578,967       1,979,401
                                                           =======         =======       =========      =========       =========

Realized and Unrealized Gain on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                                  29,612,027      10,489,571      71,927,598     19,724,863      42,597,621
   Cost of Securities Sold                              29,101,201      10,393,793      70,891,525     19,389,597      41,935,525
                                                        ----------      ----------      ----------     ----------      ----------

  Net Realized Gain                                        510,826          95,778       1,036,073        335,266         662,096
                                                           =======          ======       =========        =======         =======

  Unrealized Gain (Loss) on Investments:
   Beginning of Period                                   1,935,590       1,920,492          33,212      3,542,632          33,211
   End of Period                                         1,445,340       1,759,091       3,542,632      1,759,091       1,445,340
                                                         ---------       ---------       ---------      ---------       ---------

   Net Unrealized Gain (Loss)                             (490,250)       (161,401)      3,509,420     (1,783,541)      1,412,129
                                                         ---------       ---------      ----------     ----------      ----------

   Net Realized and Unrealized Gain/Loss on Investments     20,576         (65,623)      4,545,493     (1,448,275)      2,074,225
                                                            ------         --------      ---------     -----------      ---------

   Net Increase in Net Assets Resulting from Operations    988,570         712,194       8,193,427        130,692       4,053,626
                                                           =======         =======       =========        =======       =========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest


                                                     Quarter Ending  Quarter Ending    FY Ended      Six Months      Six Months
                                                        04/30/01        04/30/02       10/31/01    Ended 04/30/02  Ended 04/30/01
                                                        --------        --------       --------    --------------  --------------

Participants' Interest at Beginning of Period         66,694,474       52,760,461     68,086,026     55,765,659      68,086,026
                                                      ----------       ----------     ----------     ----------      ----------

Changes from Investment Activities:
  Net Investment Income                                  967,994          777,817      3,647,934      1,578,967       1,979,401
  Net Realized Gain on Investments                       510,826           95,778      1,036,073        335,266         662,096
  Net Unrealized Gain on Investments                    (490,250)        (161,401)     3,509,420     (1,783,541)      1,412,129
                                                        ---------        ---------     ---------     -----------      ---------

  Net Increase from Investment Activity                  988,570          712,194      8,193,427        130,692       4,053,626
                                                         -------          -------      ---------        -------       ---------

Changes from Participating Unit Transactions:
  Received from Issuance of 163,943 units              1,345,674                       3,804,876                      2,029,511
  Received from Issuance of 176,497 units                               1,561,991                     3,062,186

  Payment on Redemption of 1,490,197 units           (12,207,044)                    (24,318,670)                   (17,347,490)
  Payment on Redemption of 172,914 units                               (1,525,098)                   (5,448,989)

   Net Increase (Decrease) from Participating Unit   (10,861,370)          36,893    (20,513,794)    (2,386,803)    (15,317,979)
                                                     ------------          ------    ------------    -----------    ------------
   Transactions

Participants' Interest at End of Period               56,821,673       53,509,548     55,765,659     53,509,548      56,821,673
                                                      ==========       ==========     ==========     ==========      ==========

See note to Condensed Financial Statements

===============================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                   10/31/2001                                 04/30/2002
                                                             Cost            Market                      Cost           Market
                                                             ----            ------                      ----           ------

Assets:
  United States Government & Agency Obligations           33,038,863      35,400,946                  36,589,327       37,755,292
  Corporate Bonds                                         18,377,079      19,557,628                  14,158,930       14,752,056
  Short-term Money Market Fund                                91,852          91,852                   1,367,019        1,367,019
                                                              ------          ------                ------------        ---------

   Total Investments                                      51,507,794      55,050,426                  52,115,276       53,874,367
                                                          ==========      ==========                  ==========       ==========

   Cash                                                                            0                                            0
   Interest Receivable                                                       739,608                                      672,167
   Receivable for Securities Sold                                                  0                                            0
                                                                                   -                                -------------

Total Assets:                                                             55,790,034                                   54,546,534
                                                                          ==========                                   ==========

Liabilities:
  Audit Fees Payable                                                           5,090                                        2,597
  Payable for Securities Sold                                                      0                                    1,014,167
  Disbursements in excess of demand deposit cash                              19,285                                       20,222
                                                                              ------                                       ------

Total Liabilities                                                             24,375                                    1,036,986
                                                                              ------                                    ---------

Participants' Interest:

  $8.89 per unit on 6,270,720 units outstanding                           55,765,659
                                                                          ----------
  10/31/01
  $8.93 per unit on 5,994,743 units outstanding 4/30/02                                                                53,509,548
                                                                                                                       ----------

Total Liabilities and Participants' Equity                                55,790,034                                   54,546,534
                                                                          ==========                                   ==========

See note to Condensed Financial Statements

===============================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations


                                                     Quarter Ending  Quarter Ending    FY Ended      Six Months     Six Months
                                                        04/30/01        04/30/02       10/31/01    Ended 04/30/02 Ended 04/30/01
                                                        --------        --------       --------    -------------- --------------

Interest Income
  Interest                                               267,386         90,461         1,008,975        193,955        626,537
                                                         -------         ------         ---------        -------        -------

   Gross Investment Income                               267,386         90,461         1,008,975        193,955        626,537
                                                         -------         ------         ---------        -------        -------

Less:  Audit Expense & Foreign Taxes                      (1,712)        (1,760)           (6,365)        (3,530)        (4,139)
                                                          -------        -------           -------        -------        -------

  Net Investment Income                                  265,674         88,701         1,002,610        190,425        622,398
                                                         =======         ======         =========        =======        =======

Realized and Unrealized Gain on Investments:
  Realized Gain on Investments:
   Proceeds from Sales                                74,190,377     49,774,000       280,574,802     91,393,000    142,547,915
   Cost of Securities Sold                            74,190,297     49,774,000       280,574,802     91,393,000    142,547,835
                                                      ----------     ----------       -----------     ----------    -----------

  Net Realized Gain                                           80              0                 0              0             80

Unrealized Gain on Investments:
  Beginning of Period                                          0              0                 0              0              0
  End of Period                                                0              0                 0              0              0
                                                               -              -                 -              -              -

Net Unrealized Gain                                            0              0                 0              0              0
                                                               -              -                 -              -              -

  Net Realized and Unrealized Gain on Investments             80              0                 0              0             80
                                                              --              -                 -              -             --

  Net Increase in Assets Resulting from Operations       265,754         88,701         1,002,610        190,425        622,478
                                                         =======         ======         =========        =======        =======

See note to Condensed Financial Statements

===============================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest


                                                    Quarter Ending  Quarter Ending    FY Ended      Six Months      Six Months
                                                       04/30/01        04/30/02       10/31/01    Ended 04/30/02  Ended 04/30/01
                                                       --------        --------       --------    --------------  --------------

Participants' Interest at Beginning of Period         21,315,402     20,282,796     22,460,962     20,420,751      22,460,962
                                                      ==========     ==========     ==========     ==========      ==========

Changes from Investment Activities:
  Net Investment Income                                  265,674         88,701      1,002,610        190,425         622,398
  Net Realized Gain on Investments                            80              0              0              0              80
  Net Unrealized Gain on Investments                           0              0              0              0               0
                                                               -              -              -              -               -

  Net Increase from Investment Activity                  265,754         88,701      1,002,610        190,425         622,478
                                                         -------         ------      ---------        -------         -------

Changes from Participating Unit Transactions:
  Received from Issuance of 149,475 units                957,546                     3,378,013                      1,509,469
  Received from Issuance of 183,859 units                             1,215,266                     2,098,615

  Payment on Redemption of 379,029 units              (2,428,617)                   (6,420,834)                    (4,482,824)
  Payment on Redemption of 141,512 units              ----------       (936,027)    ----------     (2,059,055)     ----------
                                                                       --------                    ----------

   Net Increase (Decrease) from Participating Unit    (1,471,071)       279,239     (3,042,821)        39,560      (2,973,355)
                                                      -----------       -------      ---------         ------      -----------
   Transactions

Participants' Interest at End of Period               20,110,084     20,650,736     20,420,751     20,650,736      20,110,084
                                                      ==========     ==========     ==========     ==========      ==========

See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                        10/31/2001                            04/30/2002
                                                                   Cost           Market                 Cost           Market
                                                                   ----           ------                 ----           ------

Assets:
  United States Government & Agency Obligations                 4,446,641        4,446,641            2,314,303        2,314,303
  Commercial Paper                                             11,440,585       11,440,585           15,985,341       15,985,341
  Short-term Money Market Fund                                  4,527,397        4,527,397            2,350,426        2,350,426
                                                                ---------        ---------            ---------        ---------

   Total Investments                                           20,414,623       20,414,623           20,650,070       20,650,070
                                                               ==========       ==========           ==========       ==========

   Cash                                                                                  0                                     0
   Interest & Dividends Receivable                                                   8,310                                 5,011
   Receivable for Securities Sold                                                        0                                     0
                                                                                         -                                     -

Total Assets:                                                                   20,422,933                            20,655,081
                                                                                ==========                            ==========

Liabilities:
  Audit Fees Payable                                                                 2,182                                 1,220
  Disbursements in excess of demand deposit cash                                         0                                 3,125
                                                                                         -                                 -----

Total Liabilities                                                                    2,182                                 4,345
                                                                                     -----                          ------------

Participants' Interest:
  $6.57 per unit on 3,109,396 units outstanding in 10/31/01                     20,420,751
                                                                                ----------
  $6.63 per unit on 3,115,320 units outstanding as of                                                                 20,650,736
  4/30/02                                                                                                             ----------


Total Liabilities and Participants' Equity                                      20,422,933                            20,655,081
                                                                                ==========                            ==========

See note to Condensed Financial Statements

================================================================================

             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                           FOR QUARTER ENDING 4/30/02


Pooled Equity Fund
------------------
The Standard & Poors 500 returned -4.41% for the quarter ended April 30, 2002. The market worried about Enron and accounting issues.

The Pooled Equity Fund followed a similar pattern, but ended with total return of -3.29% for the quarter.

We were helped by our overweighting in energy, consumer non-durables, including retail, and transportation, primarily airlines (Fedex and Southwest).

We were hurt by the usual culprit, technology, even though we were underweighted. The surprise was in healthcare. Even though we were equal weighted, the specific stocks we owned, especially Bristol Myers, hurt our performance.

Pooled Debt Fund
----------------
In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 55% of the portfolio is held in U.S. Government and Agency issues. Approximately 50% of the portfolio will mature within five years. The weighted average life of the total portfolio is approximately 4.2 yrs. The total return of the Fund was 1.36% for the quarter ended 04/30/02. Our emphasis on Mortgage-backed holdings and a slightly shortened duration helped the fund outperform the Lehman Intermediate Gov/Cred index, which returned .90% for the same period.

Pooled Income Fund
------------------
The Fund continues to be invested in short-term U.S. Government and Agency obligations and high-quality commercial paper. For the quarter ended, the fund returned .45%. The Fund has an average maturity of 20 days.

================================================================================

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
        Not Applicable.

Item 2. Changes in Securities.
        Not Applicable.

Item 3. Defaults Upon Senior Securities.
        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5. Other Information.
        Not Applicable

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

(23) Consents of Experts and Counsel.
     Not applicable.

(24) Power of Attorney.
     Not applicable.

(27) Financial Data Schedule.

    27.1 - Pooled Income Fund
    27.2 - Pooled Equity Fund
    27.3 - Pooled Debt Fund

(99) Additional Exhibits.
     None.

(b)  Reports on Form 8-K.
     No report on Form 8-K was required to be filed during the three months ended April 30, 2002.

===============================================================================

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




                                    By: /s/ Ralph R. Santoro
                                    ------------------------
Date: March 17, 2002                Ralph R. Santoro
                                    Senior Vice President

                                   By: /s/ Edward J. McShane
                                   ----------------------------
                                   Edward J. McShane
                                   Executive Vice President

===============================================================================

27.1 Article 5 FDS - Pooled Income The Schedule contains Summary Financial Information Extracted from the unaudited Financial Statements for the 3 Months Ending April 30, 2002, and is qualified in its entirety by reference to such Financial Statements.