Form 10-Q
period 2002-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2002-09-16
CIK 206005

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

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

                 Form the transition period from ___________ to
                ________________ Commission File number: 2-58109

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

The number of units of participation outstanding as of July 31, 2002.
                         Pooled Equity Fund - 7,644,131
                          Pooled Debt Fund - 5,738,968
                         Pooled Income Fund - 3,028,725

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                              INTRODUCTORY COMMENTS
The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2001.
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of July 31, 2002, and the condensed results of their operations for the periods ended July 31, 2002 and 2001, and are of a normal recurring nature.
The condensed statements of assets and liabilities of the Funds as of October 31, 2001 have been derived from the audited statements of assets and liabilities of the Funds as of that date.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations


                                                   Quarter Ended   Quarter Ended     FY Ended      Nine Months    Nine Months
                                                      7/31/01         7/31/02        10/31/01     Ended 7/31/02  Ended 07/31/01
                                                      -------         -------        --------     -------------  --------------
Investment Income
  Dividends                                            295,039         260,296       1,412,905         767,649       1,103,820
  Interest                                             103,395          40,442         456,790         170,107         355,419
                                                  ------------    ------------    ------------    ------------    ------------

Gross Investment Income                                398,434         300,738       1,869,695         937,756       1,459,239
                                                  ------------    ------------    ------------    ------------    ------------

  Less: Audit Expense & Foreign Taxes                   (4,895)         (5,620)        (17,091)        (15,369)        (12,195)
                                                  ------------    ------------    ------------    ------------    ------------

  Net Investment Income                                393,539         295,118       1,852,604         922,387       1,447,044
                                                  ============    ============    ============    ============    ============


Realized and Unrealized Gain (Loss) on
Investments:

  Realized Gain (Loss) on Investments:
  Proceeds from Sales                               30,225,152       8,462,229     166,390,946      89,113,638     107,273,717
  Cost of Securities Sold                           29,571,220       9,217,280     165,218,948      94,081,911     107,622,024
                                                  ------------    ------------    ------------    ------------    ------------

  Net Realized Gain (Loss)                             653,932        (755,051)      1,171,998      (4,968,273)       (348,307)
                                                  ------------    ------------    ------------    ------------    ------------

Unrealized Gain (Loss) on Investments:
  Beginning of Period                                6,720,771       1,288,256      12,813,025      (4,555,044)     12,813,025
  End of Period                                      3,655,900      (7,800,866)     (4,555,044)     (7,800,866)      3,655,900
                                                  ------------    ------------    ------------    ------------    ------------

Net Unrealized Gain (Loss)                          (3,064,871)     (9,089,122)    (17,368,069)     (3,245,822)     (9,157,125)
                                                  ------------    ------------    ------------    ------------    ------------

Net Realized and Unrealized Gain (Loss)
  on Investments                                    (2,410,939)     (9,844,173)    (16,196,071)     (8,214,095)     (9,505,432)
                                                  ------------    ------------    ------------    ------------    ------------

Net Increase (Decrease) in Net Assets Resulting
from Operations                                     (2,017,400)     (9,549,055)    (14,343,467)     (7,291,708)     (8,058,388)
                                                  ============    ============    ============    ============    ============


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest


                                                    Quarter Ended    Quarter Ended     FY Ended        Nine Months     Nine Months
                                                        7/31/01          7/31/02       10/31/01      Ended 7/31/02   Ended 07/31/01
                                                        -------          -------       --------      -------------   --------------
Participants' Interest at Beginning of Period           88,910,151      75,288,396     110,225,425      75,731,756     110,225,425

Changes from Investment Activities:
  Net Investment Income                                    393,539         295,118       1,852,604         922,387       1,447,044
  Net Realized Gain (Loss) on Investments                  653,932        (755,051)      1,171,998      (4,968,273)       (348,307)
  Net Unrealized Gain (Loss) on Investments             (3,064,871)     (9,089,122)    (17,368,069)     (3,245,822)     (9,157,125)
                                                      ------------    ------------    ------------    ------------    ------------

   Net Increase (Decrease) from Investment Activity     (2,017,400)     (9,549,055)    (14,343,467)     (7,291,708)     (8,058,388)
                                                      ------------    ------------    ------------    ------------    ------------

Changes from Participating Unit Transactions:
  Received from Issuance of 106,143 units                1,107,593                       6,467,912                       4,532,681
  Received from Issuance of 157,781 units                                1,433,537                       3,842,140

  Payment on Redemption of 496,287 units                (5,069,679)                    (26,618,114)                    (23,769,053)
                                                      ------------                    ------------                    ------------
  Payment on Redemption of 265,505 units                                (2,416,893)                     (7,526,203)
                                                                      ------------                    ------------

   Net Increase (Decrease) from Participating Unit
   Transactions                                         (3,962,086)       (983,356)    (20,150,202)     (3,684,063)    (19,236,372)
                                                      ------------    ------------    ------------    ------------    ------------

Participants' Interest at End of Period                 82,930,665      64,755,985      75,731,756      64,755,985      82,930,665
                                                      ============    ============    ============    ============    ============


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities



                                                             10/31/2001                         07/31/2002
                                                         Cost          Market              Cost          Market
                                                         ----          ------              ----          ------
Assets:
  Common Stock                                       64,973,990      60,418,946        62,883,122      55,082,256
  Commercial Paper                                   12,502,743      12,502,743                 0               0
  Short-Term Money Market Fund                        2,734,775       2,734,775         8,624,314       8,624,314
                                                      ---------       ---------       -----------    ------------

   Total Investments                                 80,211,508      75,656,464        71,507,436      63,706,570
                                                     ==========      ==========       ===========    ============

   Cash                                                                       0                                 0
   Interest & Dividends Receivable                                       89,083                            91,649
   Receivable for Securities Sold                                             0                           992,039
                                                                              -                      ------------

Total Assets:                                                        75,745,547                        64,790,258
                                                                     ==========                      ============

Liabilities:
  Disbursement in Excess of Demand Deposit Cash                           7,950                            26,795
  Audit Fees Payable                                                      5,841                             7,478
                                                                          -----                      ------------

Total Liabilities                                                        13,791                            34,273
                                                                         ======                      ============

Participants' Interest:

$9.44 Per Unit on 8,022,153 Units Outstanding on
10/31/01                                                             75,731,756
                                                                     ----------

$8.47 Per Unit on 7,644,131 Units Outstanding on
7/31/02                                                                                                64,755,985
                                                                                                     ------------

Total Liabilities and Participants' Equity                           75,745,547                        64,790,258
                                                                     ==========                      ============


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations


                                                          Quarter Ended   Quarter Ended     FY Ended    Nine Months    Nine Months
                                                              7/31/01         7/31/02       10/31/01   Ended 7/31/02 Ended 07/31/01
                                                              -------         -------       --------   ------------- --------------
Investment Income
  Interest                                                      832,060        766,619      3,664,186      2,355,347      2,817,975
                                                            -----------    -----------    -----------    -----------    -----------

   Gross Investment Income                                      832,060        766,619      3,664,186      2,355,347      2,817,975
                                                            -----------    -----------    -----------    -----------    -----------

  Less:  Audit Expense & Foreign Taxes                           (4,869)        (5,989)       (16,252)       (15,750)       (11,383)
                                                            -----------    -----------    -----------    -----------    -----------

   Net Investment Income                                        827,191        760,630      3,647,934      2,339,597      2,806,592
                                                            ===========    ===========    ===========    ===========    ===========

Realized and Unrealized Gain (Loss) on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                                        9,392,544      1,834,768     71,927,598     21,559,631     51,990,165
   Cost of Securities Sold                                    9,232,900      1,807,431     70,891,525     21,197,028     51,168,425
                                                            -----------    -----------    -----------    -----------    -----------

  Net Realized Gain (Loss)                                      159,644         27,337      1,036,073        362,603        821,740
                                                            ===========    ===========    ===========    ===========    ===========

  Unrealized Gain (Loss) on Investments:
   Beginning of Period                                        1,445,340      1,759,091         33,212      3,542,632         33,211
   End of Period                                              2,045,785      2,880,964      3,542,632      2,880,964      2,045,785
                                                            -----------    -----------    -----------    -----------    -----------

   Net Unrealized Gain (Loss)                                   600,445      1,121,873      3,509,420       (661,668)     2,012,574
                                                            -----------    -----------    -----------    -----------    -----------

   Net Realized and Unrealized Gain/Loss on Investments         760,089      1,149,210      4,545,493       (299,065)     2,834,314
                                                            -----------    -----------    -----------    -----------    -----------

   Net Increase (Decrease) in Net Assets Resulting from
   Operations                                                 1,587,280      1,909,840      8,193,427      2,040,532      5,640,906
                                                            ===========    ===========    ===========    ===========    ===========


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest


                                                        Quarter Ended   Quarter Ended    FY Ended     Nine Months     Nine Months
                                                            7/31/01         7/31/02      10/31/01    Ended 7/31/02  Ended 07/31/01
                                                            -------         -------      --------    -------------  --------------
Participants' Interest at Beginning of Period              56,821,673    53,509,548      68,086,026    55,765,659     68,086,026
                                                           ----------    ----------      ----------    ----------     ----------

Changes from Investment Activities:
  Net Investment Income                                       827,191       760,630       3,647,934     2,339,597      2,806,592
  Net Realized Gain (Loss) on Investments                     159,644        27,337       1,036,073       362,603        821,740
  Net Unrealized Gain (Loss) on Investments                   600,445     1,121,873       3,509,420      (661,668)     2,012,574
                                                              -------     ---------       ---------      ---------     ---------

  Net Increase (Decrease) from Investment Activity          1,587,280     1,909,840       8,193,427     2,040,532      5,640,906
                                                            ---------     ---------       ---------     ---------      ---------

Changes from Participating Unit Transactions:
  Received from Issuance of 118,041 units                     987,468                     3,804,876                    3,016,979
  Received from Issuance of 132,075 units                                 1,200,813                     4,262,999

  Payment on Redemption of 427,990 units                   (3,567,713)                  (24,318,670)                 (20,915,203)
                                                           -----------                  ------------                 ------------
  Payment on Redemption of 387,850 units                                 (3,509,320)                   (8,958,309)
                                                                         -----------                   -----------

   Net Increase (Decrease) from Participating               (2,580,245)   (2,308,507)    (20,513,794)   (4,695,310)   (17,898,224)
   Unit Transactions                                       -----------   -----------    ------------   -----------   ------------


Participants' Interest at End of Period                    55,828,708    53,110,881      55,765,659    53,110,881     55,828,708
                                                           ==========    ==========      ==========    ==========     ==========


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities



                                                               10/31/2001                               07/31/2002
                                                          Cost          Market                     Cost          Market
                                                          ----          ------                     ----          ------
Assets:
  United States Government & Agency Obligations       33,038,863     35,400,946                 34,815,954       36,814,879
  Corporate Bonds                                     18,377,079     19,557,628                 14,158,905       15,040,944
  Short-term Money Market Fund                            91,852         91,852                    528,126          528,126
                                                          ------         ------                    -------          -------

   Total Investments                                  51,507,794     55,050,426                 49,502,985       52,383,949
                                                      ==========     ==========                 ===========      ==========

   Interest Receivable                                                  739,608                                   774,361
                                                                        -------                                   -------

Total Assets:                                                        55,790,034                                53,158,310
                                                                     ==========                                ==========

Liabilities:
  Audit Fees Payable                                                      5,090                                     7,108
  Disbursements in excess of demand deposit cash                         19,285                                    40,321
                                                                         ------                                    ------

Total Liabilities                                                        24,375                                    47,429
                                                                         ------                                    ------

Participants' Interest:

  $8.89 per unit on 6,270,720 units outstanding
  10/31/01                                                           55,765,659
                                                                     ----------

  $9.25 per unit on 5,738,968 units outstanding
  7/31/02                                                                                                      53,110,881
                                                                                                               ----------


Total Liabilities and Participants' Equity                           55,790,034                                53,158,310
                                                                     ==========                                ==========


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations


                                                     Quarter Ended     Quarter Ended     FY Ended      Nine Months     Nine Months
                                                         7/31/01          7/31/02        10/31/01     Ended 7/31/02  Ended 07/31/01
                                                         -------          -------        --------     -------------  --------------
Interest Income
  Interest                                                  212,988          92,222       1,008,975         286,177         838,290
                                                       ------------    ------------    ------------    ------------    ------------

   Gross Investment Income                                  212,988          92,222       1,008,975         286,177         838,290
                                                       ------------    ------------    ------------    ------------    ------------

Less:  Audit Expense & Foreign Taxes                         (1,770)         (2,065)         (6,365)         (5,595)         (4,595)
                                                       ------------    ------------    ------------    ------------    ------------

  Net Investment Income                                     211,218          90,157       1,002,610         280,582         833,695
                                                       ============    ============    ============    ============    ============

Realized and Unrealized Gain (Loss) on
Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                                   62,588,000      56,220,000     280,574,802     147,613,000     205,135,915
   Cost of Securities Sold                               62,588,000      56,220,000     280,574,802     147,613,000     205,135,915
                                                       ------------    ------------    ------------    ------------    ------------

  Net Realized Gain (Loss)                                        0               0               0               0               0

Unrealized Gain (Loss) on Investments:
  Beginning of Period                                             0               0               0               0               0
  End of Period                                                   0               0               0               0               0
                                                       ------------    ------------    ------------    ------------    ------------

Net Unrealized Gain (Loss)                                        0               0               0               0               0
                                                       ------------    ------------    ------------    ------------    ------------

  Net Realized and Unrealized Gain on Investments                 0               0               0               0               0
                                                       ------------    ------------    ------------    ------------    ------------

  Net Increase in Assets Resulting from Operations          211,218          90,157       1,002,610         280,582         833,695
                                                       ============    ============    ============    ============    ============


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest


                                                     Quarter Ended     Quarter Ended     FY Ended      Nine Months     Nine Months
                                                         7/31/01          7/31/02        10/31/01     Ended 7/31/02  Ended 07/31/01
                                                         -------          -------        --------     -------------  --------------

Participants' Interest at Beginning of Period                20,110,084     20,650,736     22,460,962     20,420,751     22,460,962
                                                            ===========    ===========    ===========    ===========    ===========

Changes from Investment Activities:
  Net Investment Income                                         211,218         90,157      1,002,610        280,582        833,695
  Net Realized Gain (Loss) on Investments                             0              0              0              0              0
  Net Unrealized Gain (Loss) on Investments                           0              0              0              0              0
                                                            -----------    -----------    -----------    -----------    -----------

  Net Increase (Decrease) from Investment Activity              211,218         90,157      1,002,610        280,582        833,695
                                                            -----------    -----------    -----------    -----------    -----------

Changes from Participating Unit Transactions:
  Received from Issuance of 158,287 units                     1,023,902                     3,378,013                     2,533,371
  Received from Issuance of 89,507 units                                       594,413                     2,693,029

  Payment on Redemption of 163,252 units                     (1,058,651)                   (6,420,834)                   (5,541,475)
                                                            -----------                   -----------                   -----------
  Payment on Redemption of 176,103 units                                    (1,170,348)                   (3,229,404)
                                                                           -----------                   -----------

   Net Increase (Decrease) from Participating Unit
   Transactions                                                 (34,749)      (575,935)    (3,042,821)      (536,375)    (3,008,104)
                                                            -----------    -----------    -----------    -----------    -----------


Participants' Interest at End of Period                      20,286,553     20,164,958     20,420,751     20,164,958     20,286,553
                                                            ===========    ===========    ===========    ===========    ===========


See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities



                                                                    10/31/2001                          07/31/2002
                                                               Cost          Market                Cost          Market
                                                               ----          ------                ----          ------
Assets:
  United States Government & Agency Obligations             4,446,641      4,446,641            2,303,010      2,303,010
  Commercial Paper                                         11,440,585     11,440,585           14,983,368     14,983,368
  Short-term Money Market Fund                              4,527,397      4,527,397            3,873,359      3,873,359
                                                            ---------      ---------            ---------      ---------

   Total Investments                                       20,414,623     20,414,623           21,159,737     21,159,737
                                                           ==========     ==========           ==========     ==========

   Cash                                                                            0                               1,316
   Interest & Dividends Receivable                                             8,310                               3,211
   Receivable for Securities Sold                                                  0                           1,000,000
                                                                                   -                           ---------

Total Assets:                                                             20,422,933                          22,164,264
                                                                          ==========                          ==========

Liabilities:
  Audit Fees Payable                                                           2,182                               2,742
  Payable for Securities Purchased                                                 0                           1,996,564
                                                                                   -                           ---------

Total Liabilities                                                              2,182                           1,999,306
                                                                          ----------                         -----------

Participants' Interest:
  $6.57 per unit on 3,109,396 units outstanding in
  10/31/01                                                                20,420,751
                                                                          ----------

  $6.66 per unit on 3,028,725 units outstanding as of
  7/31/02                                                                                                     20,164,958
                                                                                                              ----------


Total Liabilities and Participants' Equity                                20,422,933                          22,164,264
                                                                          ==========                          ==========


See note to Condensed Financial Statements
================================================================================

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                           FOR QUARTER ENDING 7/31/02


Pooled Equity Fund
------------------
The quarter ended July 31, 2002 was an extremely difficult period for the market. The S&P 500 Index fell 15%, similar to the decline experienced during last year's September quarter which included the effects of the terrorist attacks. This quarter wasn't impacted by a single major factor like the events of 9/11. Instead, it was a continuation of the multiple negative issues that have plagued the market for some time. Accounting scandals, SEC investigations and major corporate bankruptcies combined to bring the market down.

It was a quarter in which there was no place to hide as all ten economic sectors declined, with eight of the ten dropping more than 10%. The Pooled Equity Fund was able to outperform the S&P 500 during this period by over 2% by avoiding some of the biggest problem areas. Performance wasn't determined as much by what was owned as by what wasn't owned.

In the Telecommunications sector, relative performance was helped by not having exposure to the wireless service providers such as AT&T Wireless and Sprint PCS. Avoiding the energy merchant traders like Dynegy and El Paso provided strong relative performance in the Utilities sector. With technology capital spending still very weak performance was aided by not owning equipment suppliers like Lucent, Corning and Applied Materials.

Pooled Debt Fund
----------------
In keeping with our philosophy of maintaining a high-quality portfolio with limited maturity exposure, about 53% of the portfolio is held in U.S.
Government and Agency issues. Approximately 50% of the portfolio will mature within five years. The weighted average life of the total portfolio is approximately 4.0 yrs. The total return of the Fund was 3.58% for the quarter ended 07/31/02. Our emphasis on Mortgage-backed holdings continued to help the Fund outperform the Lehman Intermediate Gov/Cred index, which returned 3.08% for the same period.

Pooled Income Fund
------------------
The Fund continues to be invested in short-term U.S. Government and Agency obligations and high-quality commercial paper. For the previous quarter, the Fund returned 0.45%. The Fund has an average maturity of 20 days.
================================================================================


                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  The following exhibits are filed herewith:
              99a CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99b CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

              No report on Form 8-K was required to be filed during the three months ended July 31, 2002.

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


                                 The Collective Investment
                                 Trusts for Which
                                 UMB Bank, n.a. is Trustee


                                               (Registrant)

                              by UMB Bank, n.a. as trustee



                                 By: / s / R. Crosby Kemper, III
Date: September 13, 2002         -------------------------------
                                 R. Crosby Kemper, III
                                 Chief Executive Officer

                                 By: / s / Daniel C. Stevens
                                 --------------------------------
                                 Daniel C. Stevens
                                 Chief Financial Officer


================================================================================

         I, R. Crosby Kemper, III, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         Date: September 16, 2002


         /s/ R. Crosby Kemper, III
         -------------------------
         Chief Executive Officer

         I, Daniel C. Stevens, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         Date: September 16, 2002



         /s/ Daniel C. Stevens
         -----------------------
         Chief Financial Officer


================================================================================