Form 10-K
period 2002-10-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2003-02-13
CIK 206005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
------------------

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 & 15(d) OF THE
SECURITIES AND EXCHANGE COMMISSION ACT OF 1934
------------------

For the fiscal year ended October 31, 2002

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

Yes [ X ]        No [   ]

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

                                     PART I

Item 1. Business

UMB Bank, N.A., the principal executive offices of which are located in Kansas City, Missouri ("the Bank"), is trustee of three collective investment Trusts (collectively referred to herein as the "Funds" or singularly as a "Fund") that provide investment mediums for certain qualified retirement plans for which the Bank serves as trustee. The Funds are:

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

The Funds are operated under Section 18 of Regulation 9 of the Comptroller of Currency (12 C.F.R.9.18). The Trust Department of the Bank is responsible for the continuing supervision and evaluation of all investments for the Funds. All investment activities are subject to the policy making and reviewing authority of the Bank's Trust Policy Committee, which is composed of twelve members made up of Senior Management and outside Directors of the Bank.

The above description of the Registrant's business is qualified in its entirety by reference to the more detailed discussion set forth in the Registrant's registration statement on Form S-1 (Commission file no. 33-86470), as may be amended from time to time.

Item 2. Properties

Not applicable

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable
-------------------------------------------------------------------------------

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the units of participation in the Funds, and dividends are not paid on such units. On October 31, 2002 there were 161 holders of units of participation in the Fund for Pooling Equity Investments of Employee Trusts, 158 holders of units of participation in the Fund for Debt Investments of Employee Trusts, and 83 holders of units of participation in the Pooled Income Fund for Employees Trusts. The closing value of a unit of the Fund for Pooling Equity Investments of Employee Trusts, of the Fund for Pooling Debt Investments of Employee Trusts, and of the Pooled Income Fund for Employee Trusts were, respectively, $ 7.99, $9.51 and $ 6.69.

                  [Remainder of Page Intentionally Left Blank]


--------------------------------------------------------------------------------

Item 6. Selected Financial Data


POOLED EQUITY FUND                10/31/98       10/31/99        10/31/00        10/31/01        10/31/02
                                  --------       --------        --------        --------        --------

Securities at Market           184,150,793     137,505,557     110,118,838      75,656,464      59,665,909
Receivables                      2,387,087       9,926,834         116,416          89,083         103,148
Total Assets                   186,537,880     147,432,391     110,235,254      75,745,547      59,769,057
Current Liabilities                  9,190           7,426           9,829          13,791          22,589
Participants' Interest         186,528,690     147,424,965     110,225,425      75,731,756      59,746,468
Total Liabilities and
Participants Interest          186,537,880     147,432,391     110,235,254      75,745,547      59,769,057
Total Investment Income          6,638,807       5,378,672       3,495,189       1,869,695       1,255,716
Other Expense                       (9,190)         (9,424)         (9,354)        (17,091)        (20,990)
Net Realized and Unrealized
Gains (Losses)                  10,448,767      17,193,302          51,995     (16,196,071)    (12,224,935)
Net Investment Income            6,629,617       5,369,248       3,485,835       1,852,604       1,234,726
Net Income per Share          $       0.78    $       0.33    $       0.31    $       0.21    $       0.16


POOLED DEBT FUND                  10/31/98       10/31/99        10/31/00        10/31/01        10/31/02
                                  --------       --------        --------        --------        --------

Securities at Market           114,535,305      91,082,552      67,647,135      55,050,426      51,346,098
Receivables                      1,933,768       1,586,313       1,065,968         739,608         622,422
Total Assets                   116,469,073      92,668,865      68,713,103      55,790,034      51,968,520
Current Liabilities                  9,190           8,121         627,077          24,375         187,846
Participants' Interest         116,459,883      92,660,744      68,086,026      55,765,659      51,780,674
Total Liabilities and          116,469,073      92,668,865      68,713,103      55,790,034      51,968,520
Participants Interest
Total Investment Income          7,710,035       6,769,984       5,379,015       3,664,186       3,103,543
Other Expense                       (9,190)        (10,120)        (11,246)        (16,252)        (21,740)
Net Realized and Unrealized
Gains (Losses)                   3,720,371      (6,413,667)     (1,331,211)      4,545,493         411,335
Net Investment Income            7,700,845       6,759,864       5,367,769       3,647,934       3,081,803
Net Income per Share          $       0.64    $       0.47    $       0.53    $       0.51    $       0.53



POOLED INCOME FUND                10/31/98       10/31/99        10/31/00        10/31/01        10/31/02
                                  --------       --------        --------        --------        --------

Securities at Market            27,840,827      26,528,474      22,389,845      20,414,623      18,145,684
Receivables                        126,202         110,679          72,747           8,310           3,278
Total Assets                    27,967,029      26,639,153      22,462,592      20,422,933      18,148,962
Current Liabilities                  3,369           2,723           1,630           2,182           4,264
Participants' Interest          27,963,660      26,636,430      22,460,962      20,420,751      18,144,698
Total Liabilities and
Participants Interest           27,967,029      26,639,153      22,462,592      20,422,933      18,148,962
Total Investment Income          1,724,563       1,515,680       1,551,790       1,008,975         369,102
Other Expense                       (3,369)         (3,456)         (3,400)         (6,365)         (7,659)
Net Realized and Unrealized
Gains (Losses)                           0               0               0               0               0
Net Investment Income            1,721,194       1,512,224       1,548,390       1,002,610         361,443
Net Income per Share           $      0.30     $      0.32     $      0.38     $      0.31     $      0.12



* Per unit information has been adjusted to reflect a 10 for 1 unit split paid during the quarter ended April 30, 2000.

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following financial review presents management's discussion and analysis of the financial condition and results of operations of the Funds. This review highlights the material changes in the results of operations and statements of participants' interests for the period ended October 31, 2002. It should be read in conjunction with the accompanying financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods in this review is not necessarily indicative of results to be attained during any future period.


Forward Looking Statements
--------------------------
Estimates and forward looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions that are beyond the Funds' ability to control or estimate precisely. Forward looking statements are based on current financial and economic data and management's expectations concerning future developments and their effects. Actual results and outcomes could differ materially from management's current expectations, and could cause future results to differ materially from those expressed in the forward looking statements. Factors that could cause material differences in actual operating results include, but are not limited to, the impact of competition; changes in pricing, and interest rates; changes in legal or regulatory requirements or restrictions; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; or changes in values of securities traded in the equity markets; and disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure. While the Funds periodically reassesses material trends and uncertainties affecting the Funds' results of operations and financial condition in connection with the preparation of management's discussion and analysis contained in the Funds' annual and quarterly reports, the Funds do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

POOLED FUND COMMENTARY
The three collective investment funds included in this report are for the use of "Qualified Retirement Trusts". Participating accounts benefit from this large concentration of capital by receiving constant investment attention, lower brokerage commissions on large trades, and broad diversification which reduces risk and enhances investment opportunities. Investment programs to meet the objectives of each individual trust can be designed by adjusting the ratio of participation in the various funds.

POOLED EQUITY FUND
The Pooled Equity Fund lagged the Standard & Poors 500 by 25 basis points. The major drag on the Fund's performance was the telecommunications and technology sectors. The utility sector was also a drag, driven by the energy trading operations buried in normally stable businesses. Usually the healthcare sector has outstanding performance in a poor market, but a number of patent expirations without major new drug approvals hurt pharmaceutical earnings. The consumer staples did relatively well. The consumer discretionary sector, lead by consumer spending which was stimulated by low interest rates, held up fairly well.

Over the year the portfolio was refocused to give the Pooled Equity Fund better exposure to a potential economic recovery. In the energy sector we sold Halliburton and bought Noble Corporation. In technology, the Fund sold Computer Sciences, Altera, Tellabs and Texas Instruments and bought Electronic Data Systems. In the Utilities we sold Aquila, and Quest. In financial services the Fund sold Lincoln National and bought A J Gallagher, American International Group, American Express, Marsh & McLennan and State Street. In the consumer sector the Fund sold McDonalds and bought Brinker International, TJX Companies and Omnicom. In the Basic materials sector we sold Brush Engineered Materials. Finally, in industrials the Fund bought MMM and Dover Corp.

POOLED DEBT FUND
The FOMC continued their aggressive easy money campaign, which ultimately culminated in a drop of the Fed Funds rate to 1.25%. This led to a powerful drop in interest rates, and strong total return numbers for bond investors.

The Pooled Debt Fund focused on credit risk, driven by the desire for quality. Quality is defined in terms of multiple factors that address leverage, liquidity and earnings stability. The Pooled Debt Fund uses an equity analysis in assessing the appropriateness of corporate bonds for the Fund. This integrated analytical approach helped trigger early warnings on most of the sectors that spawned the "fallen angels", which caused so much damage in fixed income portfolios last year.

The Pooled Debt Fund exited long-distance, technology and most utilities in early 2001, and those moves helped add incremental relative returns throughout 2002. The decision was made to swap credit risk for convexity risk, by overweighting mortgage holdings. The Pooled Debt Fund has moved to a short duration posture and will seek to further increase mortgage holdings in preparation for the potential of rising rates.

Overall, the higher quality profile was the primary driver of returns in 2002. At the October month-end, the Pooled Debt Fund generated a 1-year return of 6.97%, placing the fund ahead of the Lehman Intermediate Gov/Credit Index, which finished at 5.91% for the same time period.

POOLED INCOME FUND
The Pooled Income Fund continued to maintain a high-quality focus, seeking to provide preservation of principal, combined with reasonable returns for short-term (cash equivalent) investors. Within the short-term market, there was a steady reduction in issuance by top-quality commercial paper issuers. Consequently, the Fund's holdings of agency discount notes gradually increased as the year proceeded.

The Pooled Income Fund finished October with a 1-year return of 1.83%, versus a 1.85% return for the market, as represented by 90-day T-bill returns. Our 1.83% return was well above the money market average, as represented by the Lipper Money Market Fund Index, which returned 1.48% for the same time period.

The Pooled Income Fund will maintain a high-quality bias and focus on preservation of principal.

Item 7A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operation

All of the instruments held by the Funds are entered into for trading purposes. The Funds' trading portfolios are directly effected by changes in market rates/prices. The risk is the loss of value in the shares of the Funds' arising from adverse changes in the value of the trading portfolios.

The Pooled Equity Fund invests in equity securities. Equity Securities are subject to market, economic, and business risks that will cause their prices to fluctuate over time. The Pooled Equity Fund portfolio is quoted at market prices and the market value of the Fund should fluctuate at a rate similar to the market as represented by the Standard and Poor's 500 Index. Differences from the index may be caused by differences of the allocations of stocks among various industries and by the value of the individual stocks with the portfolio or the index.

The Pooled Debt Fund is invested in debt securities. Yields and principal values of debt securities will fluctuate. Generally, values of debt securities change inversely with interest rates. As interest rates go up, the value of the debt securities tends to go down. As a result, the value of the funds may go down. Furthermore, these fluctuations tend to increase as a bond's time to maturity increases, so a longer-term bond will decrease more for a given increase in interest rates than a shorter-term bond.

Using a rate shock analysis of the securities in the Pooled Debt Fund on October 31, 2002, an immediate 100 and 200 basis point gain in interest rates would decrease the value 4.33% and 8.87% respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rates would cause a 3.32% and 6.75% increase respectively in the value of the portfolio.

An issuer of fixed-income securities may be unable to make interest payments and repay principal. Changes in an issuer's financial strength or in a security's credit rating may affect a security's value and, thus, impact a Fund performance.

The total current return on the Pooled Income Fund as of October 31, 2002 was 1.62%. Using a rate shock analysis of the securities in the Pooled Income Fund on October 31, 2002, an immediate 100 and 200 basis point gain in interest rates would result in a 1.58% and 1.54% return respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rates would result in a 1.66% and 1.70% total return of the portfolio.

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

Not applicable
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
  (2) Financial Statement Schedules: Not applicable

--------------------------------------------------------------------------------
  (3) Financial Statement Exhibits:
      All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
  (3) Financial Statement Exhibits:
      All exhibits incorporated by reference herein are incorporated pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
  (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or
      Succession
      Not applicable

--------------------------------------------------------------------------------
  (3) Articles of Incorporation and Bylaws
      Not applicable

--------------------------------------------------------------------------------
  (4) Instruments Defining the Rights of Security Holders, Including Indentures
      4.1 The UMB Bank, N.A., Master Plan and Trust for Self-Employed Individuals, as amended on January 1, 1991, is attached as Exhibit
      4.1 to post-effective amendment no. 5 to the Registrant's registration statements on Form S-1 (Commission file no. 33-27170) and is incorporated herein by reference as Exhibit 4.2.
      4.2 The Plan and Declaration of Trust for the Fund for Pooling Equity Investments of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.2 to Registrant's Form
      10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit 4.3.
      4.3 The Plan and Declaration of Trust for the Fund for Pooling Debt. Investments of Employee Trusts, as amended on October 31, 1995, is attached as Exhibit 4.3 to Registrant's Form 10-K for the year ended October 31, 1995, and is incorporated herein by reference as Exhibit
      4.3.

--------------------------------------------------------------------------------
  (9) Voting Trust Agreement. Not applicable

--------------------------------------------------------------------------------
 (10) Material Contracts
      Not applicable

--------------------------------------------------------------------------------
 (11) Statement regarding Computation of Per Share Earnings
      Not applicable

--------------------------------------------------------------------------------
 (12) Statement Regarding Computation of Ratios
      Not applicable

--------------------------------------------------------------------------------
 (13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
      Not applicable

--------------------------------------------------------------------------------
 (16) Letter Regarding Change in Certifying Accountants
      Not applicable

--------------------------------------------------------------------------------
 (16) Letter Regarding Change in Certifying Accountants
      Not applicable

--------------------------------------------------------------------------------
 (16) Letter Regarding Change in Certifying Accountants
      Not applicable

--------------------------------------------------------------------------------
 (18) Letter Regarding Change in Accounting Principles
      Not applicable

--------------------------------------------------------------------------------
 (21) Subsidiaries of Registrant
      Not applicable

--------------------------------------------------------------------------------
 (22) Published Report Regarding Matters Submitted to Vote of Security Holders Not applicable

--------------------------------------------------------------------------------

 (23) Consents of Experts and Counsel
      Not applicable

--------------------------------------------------------------------------------
 (24) Power of Attorney
      Not applicable

--------------------------------------------------------------------------------
 (27) Financial Data Schedule
      Not applicable

--------------------------------------------------------------------------------
 (28) Information from Reports Furnished to State Insurance Regulatory Authorities.
      Not applicable

--------------------------------------------------------------------------------
 (99) Additional Exhibits
      Not applicable

b. Reports Filed on Form 8-K.

   No report Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COLLECTIVE INVESTMENT TRUSTS
By UMB Bank, n.a.
As Trustee
Date: February 13, 2003
/s/ R. Crosby Kemper III
---------------------------------------------
R. Crosby Kemper III
Chief Executive Officer

Date: February 13, 2003
/s/ Daniel C. Stevens
---------------------------------------------
Daniel C.  Stevens
Chief Financial Officer

--------------------------------------------------------------------------------
I, R. Crosby Kemper, III, certify that:

   1. I have reviewed this Report on Form 10-K for the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

   2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: February 13, 2003



   /s/ R. Crosby Kemper, III
   -------------------------
   Chief Executive Officer

I Daniel C. Stevens, certify that:

   1. I have reviewed this Report on Form 10-K for the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

   2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: February 13, 2003



   /s/ Daniel C. Stevens
   -----------------------
   Chief Financial Officer

--------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS
                              TABLE OF CONTENTS

Report of Independent Accountants
Fund for Pooling Equity Investments of Employee Trusts
    Statements of Assets and Liabilities as of October 31, 2001 and 2002 Statements of Investments Held as of October 31, 2001 and 2002
    Statements of Operations for the years ended October 31, 2000, 2001 and 2002 Statements of Participants' Interest for the years ended October 31, 2000,
      2001 and 2002
Fund for Pooling Debt Investments of Employee Trusts
    Statements of Assets and Liabilities as of October 31, 2001 and 2002 Statements of Investments Held as of October 31, 2001 and 2002
    Statements of Operations for the years ended October 31, 2000, 2001 and 2002 Statements of Participants' Interest for the years ended October 31, 2000,
      2001 and 2002
Pooled Income Fund for Employee Trusts
    Statements of Assets and Liabilities as of October 31, 2001 and 2002 Statements of Investments Held as of October 31, 2001 and 2002
    Statements of Operations for the years ended October 31, 2000, 2001 and 2002 Statements of Participants' Interest for the years ended October 31, 2000,
      2001 and 2002
Notes to Financial Statements

            (The remainder of this page is intentionally left blank)


--------------------------------------------------------------------------------

                         Independent Accountants' Report

Board of Directors
UMB Bank, n.a.
Kansas City, Missouri

   We have audited the accompanying statements of assets and liabilities of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. (the Funds), including the statements of investments held, as of October 31, 2002 and 2001, and the related statements of operations and participants' interest for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Funds' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund for Pooling Equity Investments of Employee Trusts, the Fund for Pooling Debt Investments of Employee Trusts and the Pooled Income Fund for Employee Trusts of UMB Bank, n.a. as of October 31, 2002 and 2001, and the results of their operations and the changes in their participants' interest for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                          /s/ BKD, LLP

Kansas City, Missouri
November 20, 2002
--------------------------------------------------------------------------------

                                UMB BANK, n.a.
            FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 2002 AND 2001


2002                                                                 2001
ASSETS                                                  Cost
Market            Cost              Market
Investments:
Common stocks                $57,982,818  $48,928,862  $64,973,990  $60,418,946
Commercial paper                                        12,502,743   12,502,743
Short-term money market fund  10,737,047   10,737,047    2,734,775    2,734,775
                             ---------------------------------------------------
                             $68,719,865   59,665,909  $80,211,508   75,656,464
                             ---------------------------------------------------

Interest and dividends receivable             103,148                    89,083
                                  ----------------------------------------------
                                           59,769,057                75,745,547
                                  ----------------------------------------------


LIABILITIES
Disbursements in excess of
demand deposit cash                            10,970                     7,950
Audit fee payable                              11,619                     5,481
                                         ------------              ------------
                                               22,589                    13,791
                                         ------------              ------------

                                         $ 59,746,468              $ 75,731,756
                                         ============              ============


PARTICIPANTS INTEREST,
Equivalent to $7.99 per unit on 7,479,229 units outstanding in 2002 and $9.44 per unit on 8,022,153 units outstanding in 2001.

==================================

See Notes to Financial Statements

                                UMB BANK, n.a.
            FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2002


                                          2002
                                        Number of         Cost          Market
                                        Shares or
                                        Principal
                                         Amount
COMMON STOCKS - 82.0%

CONSUMER DISCRETIONARY - 8.9%

ADVERTISING:
OMNICOM GROUP INC.                        11,500        $660,918     $ 662,745
                                                    ----------------------------

HOTELS, RESTAURANTS AND LEISURE:
BRINKER INTERNATIONAL, INC.               30,000         848,754       851,700
                                                    ----------------------------

MEDIA:
KNIGHT-RIDDER, INC.                       21,000       1,099,988     1,263,780
                                                    ----------------------------

RETAILING:
TJX CORP.                                 62,800       1,245,478     1,288,656
TARGET CORP.                              41,000       1,329,831     1,234,920
                                                    ----------------------------
TOTAL RETAILING                                        2,575,309     2,523,576

TOTAL CONSUMER DISCRETIONARY                           5,184,969     5,301,801
                                                    ----------------------------

CONSUMER STAPLES - 11.3%

HOUSEHOLD AND PERSONAL PRODUCTS:
KIMBERLY-CLARK CORP.                      40,500       2,206,295     2,085,750
PROCTOR & GAMBLE CO.                      19,000       1,245,606     1,680,550
                                                    ----------------------------
TOTAL HOUSEHOLD AND PERSONAL PRODUCTS                  3,451,901     3,766,300
                                                    ----------------------------

FOOD, BEVERAGE AND TOBACCO
PEPSICO, INC.                             66,800       2,264,854     2,945,880
                                                    ----------------------------

TOTAL CONSUMER STAPLES                                 5,716,755     6,712,180
                                                    ----------------------------

ENERGY - 7.2%

ENERGY:
CONOCOPHILLIPS                            39,000       1,598,953     1,891,500
KERR-MCGEE CORP.                          31,000       1,174,960     1,348,500
MARATHON OIL CORP                         52,000         880,257     1,086,800
                                                    ----------------------------
TOTAL ENERGY                                           3,654,170     4,326,800
                                                    ----------------------------

FINANCIALS - 14.4%
BANKS:
FIRSTMERIT CORP.                          94,000       2,204,971     2,147,900
STATE STREET CORP.                        36,000       1,349,374     1,489,320
U.S. BANCORP                              40,000         966,608       843,600
                                                    ----------------------------
TOTAL BANKS                                            4,520,953     4,480,820
                                                    ----------------------------

CREDIT CARDS
AMERICAN EXPRESS COMPANY                  20,000         788,400       727,400
                                                    ----------------------------

DIVERSIFIED FINANCIALS:
MERRILL LYNCH & CO., INC.                 32,000       1,861,335     1,214,400
                                                    ----------------------------

INSURANCE:
AMERICAN INTERNATIONAL GROUP              14,000       1,126,914       875,700
ARTHER J. GALLAGHER & CO.                 22,000         660,479       590,040
MARSH & MCLENNAN COMPANIES, INC.          14,800         821,770       691,308
                                                    ----------------------------
TOTAL INSURANCE                                        2,609,163     2,157,048
                                                    ----------------------------

TOTAL FINANCIALS                                       9,779,851     8,579,668
                                                    ----------------------------

HEALTH CARE - 6.8%

HEALTH CARE EQUIPMENT AND SERVICES:
BAXTER INTERNATIONAL, INC.                24,000         112,699       600,480
                                                    ----------------------------

PHARMACEUTICALS AND BIOTECHNOLOGY:
AMGEN, INC.                               17,800       1,218,282       828,768
BRISTOL-MYERS SQUIBB CO.                  35,000       2,296,426       861,350
GENENTECH, INC                            18,600       1,297,161       634,074
PFIZER, INC.                              35,000       1,421,700     1,111,950
                                                    ----------------------------
TOTAL PHARMACEUTICALS AND BIOTECHNOLOGY                6,233,569     3,436,142
                                                    ----------------------------

TOTAL HEALTH CARE                                      6,346,268     4,036,622
                                                    ----------------------------

INDUSTRIALS - 8.8%

CAPITAL GOODS:
3M CO.                                    10,000       1,232,741     1,269,400
DOVER CORP.                               30,000       1,242,048       752,400
EMERSON ELECTRIC CO.                      26,000       1,693,770     1,252,680
MOLEX, INC.                               45,000       1,349,309     1,188,450
NOBLE CORP.                               25,000         910,228       808,000
                                                    ----------------------------
TOTAL INDUSTRIALS                                      6,428,096     5,270,930
                                                    ----------------------------

INFORMATION TECHNOLOGY - 13.6%

SOFTWARE AND SERVICES:
ELECTRONIC DATA SYSTEMS CORP.             27,000         968,655       406,620
MICROSOFT CORP.                           25,000       2,155,517     1,336,750
ORACLE CORP.                              58,000       1,652,241       591,020
                                                    ----------------------------
TOTAL SOFTWARE AND SERVICES                            4,776,413     2,334,390
                                                    ----------------------------

TECHNOLOGY, HARDWARE AND EQUIPMENT:
CISCO SYSTEMS, INC.                       36,000         389,625       402,480
DELL COMPUTER CORP.                       28,700       1,161,344       821,107
INTEL CORP.                               70,000       2,619,395     1,211,000
INTERNATIONAL BUSINESS MACHINES CORP.     20,000       2,302,790     1,578,800
NOKIA OYJ                                 41,200       1,113,805       684,744
                                                    ----------------------------

TOTAL TECHNOLOGY, HARDWARE AND EQUIPMENT               7,586,959     4,698,131
                                                    ----------------------------

TECHNOLOGY, HARDWARE, TOOLS AND EQUIPMENT:
HARRIS CORP.                              40,000       1,039,803     1,055,200
                                                    ----------------------------

TOTAL INFORMATION TECHNOLOGY                          13,403,175     8,087,721
                                                    ----------------------------

MATERIALS - 4.6%
MATERIALS:
ENGELHARD CORP.                           72,000       1,473,061     1,594,800
WEYERHAEUSER, INC.                        26,000         475,292     1,177,800
                                                    ----------------------------
TOTAL MATERIALS                                        1,948,353     2,772,600
                                                    ----------------------------

TELECOMMUNICATION SERVICES - 3.4%

TELECOMMUNICATION SERVICES:
BELLSOUTH CORP.                           35,000       1,553,752       915,250
SBC COMMUNICATIONS, INC.                  44,000       2,252,466     1,129,040
                                                    ----------------------------
TOTAL TELECOMMUNICATIONS SERVICES                      3,806,218     2,044,290
                                                    ----------------------------


UTILITIES - 3.0%
UTILITIES:
ENTERGY CORP.                             30,000         669,000     1,322,700
TXU CORP.                                 33,000       1,045,963       473,550
                                                    ----------------------------
TOTAL UTILITIES                                        1,714,973     1,796,250
                                                    ----------------------------

TOTAL COMMON STOCKS                                   57,982,818    48,928,862
                                                    ----------------------------





SHORT-TERM MONEY MARKET FUND - 18.0%

SHORT-TERM MONEY MARKET FUND
  OF UMB BANK, n.a.                   10,737,047      10,737,047    10,737,047
                                                    ----------------------------

TOTAL INVESTMENTS HELD                              $ 68,719,865  $ 59,665,909
                                                    ============================

See Notes to Financial Statements

                                 UMB BANK, n.a.
            FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2001


                                          2002
                                        Number of         Cost          Market
                                        Shares or
                                        Principal
                                         Amount
COMMON STOCKS - 79.9%

CONSUMER DISCRETIONARY - 7.3%

HOTELS, RESTAURANTS AND LEISURE:
MCDONALD'S CORP.                          70,000     $ 2,765,150   $ 1,824,900
                                                    ----------------------------

MEDIA:
KNIGHT-RIDDER, INC.                       27,000       1,428,167     1,518,750
                                                    ----------------------------

RETAILING:
TARGET CORP.                              71,000       2,302,878     2,211,650
                                                    ----------------------------

TOTAL CONSUMER DISCRETIONARY                           6,496,195     5,555,300
                                                    ----------------------------

CONSUMER STAPLES - 9.1%

HOUSEHOLD AND PERSONAL PRODUCTS:
KIMBERLY-CLARK CORP.                      40,500       2,206,295     2,248,155
PROCTOR & GAMBLE CO.                      19,000       1,255,434     1,401,820
                                                    ----------------------------
TOTAL HOUSEHOLD AND PERSONAL PRODUCTS                  3,461,729     3,649,975
                                                    ----------------------------

FOOD, BEVERAGE AND TOBACCO
PEPSICO, INC.                             66,800       2,264,854     3,253,828
                                                    ----------------------------

TOTAL CONSUMER STAPLES                                 5,726,583     6,903,803
                                                    ----------------------------

ENERGY - 8.7%

ENERGY:
AQUILA, INC.                              16,000         351,264       293,600
HALLIBURTON CO.                           39,000         663,984       962,910
KERR-MCGEE CORP.                          31,000       1,174,960     1,785,600
PHILLIPS PETROLEUM CO.                    39,000       1,598,953     2,121,990
USX-MARATHON GROUP                        52,000         880,257     1,434,680
                                                    ----------------------------
TOTAL ENERGY                                           4,669,418     6,598,780
                                                    ----------------------------

FINANCIALS - 7.9%
BANKS:
FIRSTMERIT CORP.                          94,000       2,204,971     2,169,520
U.S. BANCORP                              40,000         966,608       711,200
                                                    ----------------------------
TOTAL BANKS                                            3,171,579     2,880,720
                                                    ----------------------------

DIVERSIFIED FINANCIALS:
MERRILL LYNCH & CO., INC.                 16,000       1,057,544       699,360
                                                    ----------------------------

INSURANCE:
LINCOLN NATIONAL CORP. - INDIANA          56,000       2,247,255     2,371,600
                                                    ----------------------------

TOTAL FINANCIALS                                       6,476,378     5,951,680
                                                    ----------------------------

HEALTH CARE - 8.7%

HEALTH CARE EQUIPMENT AND SERVICES:
BAXTER INTERNATIONAL, INC.                24,000         112,699     1,160,880
                                                    ----------------------------

PHARMACEUTICALS AND BIOTECHNOLOGY:
AMGEN, INC.                               17,800       1,218,282     1,011,396
BRISTOL-MYERS SQUIBB CO.                  35,000       2,296,426     1,870,750
GENENTECH, INC                            18,600       1,297,161       971,850
PFIZER, INC.                              35,000       1,421,700     1,466,500
                                                    ----------------------------
TOTAL PHARMACEUTICALS AND BIOTECHNOLOGY                6,233,569     5,320,496
                                                    ----------------------------

TOTAL HEALTH CARE                                      6,346,268     6,481,376
                                                    ----------------------------

INDUSTRIALS - 3.6%

CAPITAL GOODS:
EMERSON ELECTRIC CO.                      26,000       1,693,770     1,274,520
MOLEX, INC.                               50,000       1,500,633     1,446,500
                                                    ----------------------------
TOTAL INDUSTRIALS                                      3,194,403     2,721,020
                                                    ----------------------------

INFORMATION TECHNOLOGY - 20.0%
SOFTWARE AND SERVICES:
COMPUTER SCIENCES CORP.                   27,000       1,750,450       969,570
MICROSOFT CORP.                           25,000       2,155,517     1,453,750
ORACLE CORP.                              58,000       1,652,241       786,480
                                                    ----------------------------
TOTAL SOFTWARE AND SERVICES                            5,558,208     3,209,800
                                                    ----------------------------

TECHNOLOGY, HARDWARE AND EQUIPMENT:
ALTERA CORP.                              41,000       1,882,980       828,200
CISCO SYSTEMS, INC.                       36,000         389,625       609,120
DELL COMPUTER CORP.                       28,700       1,161,344       688,226
INTEL CORP.                               70,000       2,619,395     1,709,400
INTERNATIONAL BUSINESS MACHINES CORP.     20,000       2,302,790     2,161,400
NOKIA CP ADS PFD                          41,200       1,113,805       845,012
TEXAS INSTRUMENTS, INC.                   62,000       2,614,489     1,735,380
                                                    ----------------------------

TOTAL TECHNOLOGY,
   HARDWARE AND EQUIPMENT                             12,084,428     8,576,738
                                                    ----------------------------

TECHNOLOGY, HARDWARE,
   TOOLS AND EQUIPMENT:
HARRIS CORP.                              82,000       2,200,483     2,810,960
TELLABS, INC.                             38,600       1,559,441       526,890
                                                    ----------------------------
TOTAL TECHNOLOGY, HARDWARE,
   TOOLS AND EQUIPMENT                                 3,759,924     3,337,850
                                                    ----------------------------

TOTAL INFORMATION TECHNOLOGY                          21,402,560    15,124,388
                                                    ----------------------------

MATERIALS - 5.9%

MATERIALS:
BRUSH ENGINEERED METALS, INC.             56,700         719,250       581,175
ENGELHARD CORP.                          100,000       2,078,662     2,618,000
WEYERHAEUSER, INC.                        26,000         475,292     1,297,660
                                                    ----------------------------
TOTAL MATERIALS                                        3,273,204     4,496,835
                                                    ----------------------------

TELECOMMUNICATION SERVICES - 5.2%

TELECOMMUNICATION SERVICES:
BELLSOUTH CORP.                           50,000       2,219,645     1,850,000
QWEST COMMUNICATIONS
   INTERNATIONAL, INC.                    29,398       1,201,897       380,704
SBC COMMUNICATIONS, INC.                  44,000       2,252,466     1,676,840
                                                    ----------------------------
TOTAL TELECOMMUNICATIONS SERVICES                      5,674,008     3,907,544
                                                    ----------------------------


UTILITIES - 3.5%
UTILITIES:
ENTERGY CORP.                             30,000         669,000     1,165,500
TXU CORP.                                 33,000       1,045,973     1,512,720
                                                    ----------------------------
TOTAL UTILITIES                                        1,714,973     2,678,220
                                                    ----------------------------

TOTAL COMMON STOCKS                                   64,973,990    60,418,946
                                                    ----------------------------




COMMERCIAL PAPER - 16.5%

ABBOTT LABORATORIES, DUE 11/07/01        925,000        924,625        924,625
ALCOA, INC., DUE 11/07/01                550,000        549,778        549,778
AMERICAN INTERNATIONAL GROUP,
   INC., DUE 11/16/01                    480,000        479,520        479,520
AMERICAN INTERNATIONAL GROUP,
   INC., DUE 11/19/01                     50,000        499,397        499,397
COCA-COLA CO., DUE 11/16/01            1,175,000      1,173,806      1,173,806
DOW CHEMICAL CO., DUE 11/01/01           475,000        475,000        475,000
GANNETT CO., INC., DUE 11/02/01          575,000        574,960        574,960
GANNETT CO., INC., DUE 11/06/01          900,000        899,691        899,691
GANNETT CO., INC., DUE 11/09/01          262,000        261,862        261,862
GANNETT CO., INC., DUE 11/13/01          725,000        724,408        724,408
MERCK & CO., INC., DUE 11/09/01        1,000,000        999,453        999,453

ONEOK, INC., DUE 11/28/01                800,000        798,620        798,620
TEXACO, INC., DUE 11/27/01               695,000        693,851        693,851
UNITED TECHNOLOGIES CORP.,
   DUE 11/14/01                          650,000        649,425        649,425
WAL-MART STORES, INC., DUE 11/02/01    1,000,000        999,933        999,933
WAL-MART STORES, INC., DUE 11/05/02      750,000        749,799        749,799
WISCONSIN ENERGY CORP., DUE 11/20/01   1,050,000      1,048,615      1,048,615
                                                    ----------------------------
TOTAL COMMERCIAL PAPER                               12,502,743     12,502,743
                                                    ----------------------------

SHORT-TERM MONEY MARKET FUND - 3.6%

SHORT-TERM MONEY MARKET
FUND OF UMB BANK, n.a.                 2,734,775       2,734,775     2,734,775
                                                    ----------------------------

TOTAL INVESTMENTS HELD                              $ 80,211,508  $ 75,656,464
                                                    ============================


See Notes to Financial Statements



                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

                                             2002         2001         2000

INVESTMENT INCOME
Interest                                   $217,111      $456,790    $1,547,825
Dividends                                 1,038,605     1,412,905     1,947,364
                                        ----------------------------------------
Total Investment Income                   1,255,716     1,869,695     3,495,189
                                        ----------------------------------------

Audit expense                                20,990        17,091         9,354
                                        ----------------------------------------
Net investment income                     1,234,726     1,852,604     3,485,835
                                        ----------------------------------------

REALIZED AND UNREALIZED GAIN
 LOSS) ON INVESTMENTS
Realized gain (loss) on investments
 sold, matured or redeemed
  Proceeds                              115,219,665   166,390,946   364,173,641

  Cost of investments                   122,945,688   165,218,948   363,491,108
                                        ----------------------------------------
  Net realized gain on investments
   sold, matured or redeemed             (7,726,023)    1,171,998       682,533
                                        ----------------------------------------
Unrealized gain (loss) on investments
  Beginning of year                      (4,555,044)   12,813,025    13,443,563
  End of year                            (9,053,956)   (4,555,044)   12,813,025
                                        ----------------------------------------
Net unrealized gain (loss)
 on investments                          (4,498,912)  (17,368,069)     (630,538)
                                        ----------------------------------------

Net realized and unrealized gain
 (loss) on investments                  (12,224,935)  (16,196,071)       51,995
                                        ----------------------------------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                        (10,990,209) $(14,343,467)   $3,537,830
                                        ========================================

TOTAL EXPENSE AS A PERCENT OF NET
 INVESTMENT INCOME                             1.70%         0.92%         0.26%
                                        ========================================



                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000


                                            2002                    2001                       2000
                                     Units      Amount       Units        Amount       Units        Amount

PARTICIPANTS' INTEREST
  Beginning of year                8,022,153  $75,731,756   9,983,282  $110,225,425  13,796,030   $147,424,965
                                  ----------  -----------  ----------  ------------  ----------   ------------

FROM INVESTMENT ACTIVITIES
  Net investment income                         1,234,726                 1,852,604                  3,485,835
  Net realized gain on investments
   sold, matured or redeemed                   (7,726,023)                1,171,998                    682,533
  Net unrealized gain (loss) on                (4,498,912)
                                              -----------
   investments                                                          (17,368,069)                  (630,538)
                                                                       ------------               ------------
  Net decrease from investment                (10,990,209)              (14,343,467)                 3,537,830
                                             ------------              ------------               ------------
   activities

FROM PARTICIPATING UNIT
TRANSACTIONS
  Issuance of units                  598,822    5,489,788     631,367     6,467,912   1,994,390     21,781,514
  Redemption of units             (1,141,746) (10,484,867) (2,592,496)  (26,618,114) (5,807,138)   (62,518,884)
                                  ----------  -----------  ----------  ------------  ----------   ------------
  Net decrease from
   participating unit
   transactions                     (542,924)  (4,995,079) (1,961,129)  (20,150,202) (3,812,748)  (40,737,370)
                                  ----------  -----------  ----------  ------------  ----------   ------------

PARTICIPANTS' INTEREST
  End of year                      7,479,229  $59,746,468   8,022,153   $75,731,756   9,983,282   $110,225,425
                                  ==========  ===========  ==========  ============  ==========   ============

NET ASSET VALUE PER PARTICIPATING
UNIT                                                $7.99                     $9.44                     $11.04
                                                    =====                     =====                     ======


See Notes to Financial Statements


                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 2002 AND 2001


                                                  2002                            2001
                                          Cost           Market           Cost          Market


ASSETS
Investments:
United States Government
  and Agency obligations             $33,833,979      $36,203,454    $33,038,863     $35,400,946
Corporate bonds                       14,366,808       15,142,644     18,377,079      19,557,628
Short-term money market fund                                              91,852          91,852
                                     -----------------------------------------------------------
                                     $48,200,787       51,346,098    $51,507,794      55,050,426
                                     -----------------------------------------------------------
Interest receivable                                       622,422                        739,608
                                                     -------------------------------------------
                                                       51,968,520                     55,790,034
                                                     -------------------------------------------

LIABILITIES
Disbursements in excess of demand
  deposit cash                                            176,228                         19,285
Audit fee payable                                          11,618                          5,090
                                                     -------------------------------------------
                                                          187,846                         24,375
                                                     -------------------------------------------
PARTICIPANTS' INTEREST
Equivalent to $9.51 per unit on
  5,442,193 units outstanding in 2002
  and $8.89 per unit on 6,270,720
  units outstanding in 2001                           $51,780,674                    $55,765,659
                                                     ============                   ============


See Notes to Financial Statements

                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2002


                                                                              2002

                                                                Number of
                                                                Shares or       Cost       Market
                                                                Principal
                                                                 Amount

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 70.5%

FEDERAL HOME LOAN BANK, 6.02%, DUE 5/20/08                      250,000         249,473     281,429
FEDERAL HOME LOAN MORTGAGE CO., 5.75%, DUE 3/15/09              250,000         253,160     278,001
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.125%, DUE 2/13/04      500,000         497,734     522,680
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.65%, DUE 3/10/05       500,000         499,453     565,918
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 3.875%, DUE 3/15/05    1,250,000       1,241,449   1,302,750
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.00%, DUE 1/20/07     1,000,000       1,000,000   1,039,667
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.04%, DUE 9/7/07      1,110,000       1,110,000   1,208,429
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.50%, DUE 3/15/11       750,000         743,907     812,392
FEDERAL NATIONAL MORTGAGE ASSOCIA. NOTE,
  5.375%, DUE 11/15/11                                        1,500,000       1,479,828   1,604,535
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 4.375%, DUE 9/15/12    1,000,000         967,039     986,367
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 4/25/25     1,000,000       1,007,939   1,033,925
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 4/20/16    755,767         753,212     791,460
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 5/15/16    785,191         788,974     824,722
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.50%, DUE 5/15/16    407,958         424,438     430,562
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 7.00%, DUE 9/20/16    752,811         780,219     801,475
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 5.50%, DUE 1/15/17    925,001         926,683     962,260
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.30%, DUE 3/20/26  1,000,000       1,016,460   1,034,777
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION,
  6.00%, DUE 10/16/28                                         1,000,000         977,813   1,045,236
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION,
  7.00%, DUE 11/15/28                                           843,722         872,133     886,360
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.50%, DUE 5/20/31    725,844         715,257     753,885
GOVERNMENT NATIONAL MORTGAGE ASSSOCIATION  Ii Pool 3292,
  6.00%, DUE 10/21/17                                         1,434,892       1,490,406   1,502,580
PRIVATE EXPORT FUNDING, 5.53%, DUE 4/30/06                      500,000         500,000     545,990
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%, DUE 1/01/04          78,278          78,278      79,486
SMALL BUSINESS ADMINISTRATION POOLS 6.54%, DUE 12/10/05         539,720         539,720     587,504
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%, DUE 5/10/06         761,657         761,657     851,131
SMALL BUSINESS ADMINISTRATION POOLS, 6.60%, DUE 7/01/09         556,860         556,860     610,635
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%, DUE 1/01/10          70,195          70,194      75,831
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%, DUE 2/01/10          51,179          51,179      55,784
SMALL BUSINESS ADMINISTRATION POOLS, 8.017%, DUE 2/10/10        679,727         679,727     788,604
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%, DUE 2/01/11         73,291          73,291      79,720
SMALL BUSINESS ADMINISTRATION POOLS, 6.64%, DUE 2/10/11         483,761         483,761     530,447
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%, DUE 5/01/11         921,383         921,383     997,836
SMALL BUSINESS ADMINISTRATION POOLS, 6.09%, DUE 7/01/11        720,1445         720,145     787,965
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%, DUE 8/01/11          39,906          41,103      43,681
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%, DUE 9/01/11          49,998          47,703      51,391
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%, DUE 11/01/11        161,831         161,831     175,755
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%, DUE 1/01/12         436,261         422,781     471,617
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%, DUE 8/01/12         395,173         395,173     428,227
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%, DUE 9/01/12         332,806         332,806     359,204
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%, DUE 11/01/12        231,113         231,113     251,056
SMALL BUSINESS ADMINISTRATION POOLS, 8.15%, DUE 2/01/15         486,348         486,348     545,020
SMALL BUSINESS ADMINISTRATION POOLS, 6.44, DUE 6/01/21        1,208,810       1,208,810   1,334,706
UNITED STATES TREASURY BONDS, 6.50%, DUE 5/15/05                500,000         500,547     556,661
UNITED STATES TREASURY BONDS, 5.875%, DUE 11/15/05            1,000,000         989,766   1,109,958
UNITED STATES TREASURY NOTES,  6.50%, DUE 8/15/05               300,000         296,063     336,360
UNITED STATES TREASURY NOTES, 5.75%, DUE 11/15/05               500,000         519,375     553,066
UNITED STATES TREASURY NOTES, 5.00%, DUE 8/15/11              2,500,000       2,668,598   2,723,980
UNITED STATES TREASURY SECURITIES STRIPPED COUPON,
  DUE 8/15/11                                                 3,750,000       2,300,190   2,602,429
                                                                            -----------------------
  TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                      33,833,979  36,203,454
                                                                            -----------------------

CORPORATE BONDS - 29.5%

CONSUMER STAPLES- 5.1%

HOUSEHOLD AND PERSONAL PRODUCTS:
COLGATE-PALMOLIVE CO., 5.34%, DUE 3/27/06                     1,000,000         999,020   1,070,845
                                                                            -----------------------

FOOD BEVERAGE AND TOBACCO:
ANHEUSER-BUSCH COS., 5.75%, DUE 4/01/10                         375,000         375,876     406,846
SYSCO CORP., 7.00%, DUE 5/01/06                               1,000,000       1,000,000   1,129,283
                                                                            -----------------------
TOTAL FOOD BEVERAGE AND TOBACCO                                               1,375,876   1,536,129
                                                                            -----------------------

TOTAL CONSUMER STAPLES                                                        2,374,896   2,606,974
                                                                            -----------------------

CONSUMER DISCRETIONARY - 4.1%

RETAIL:
TARGET CORP., 5.50%, DUE 4/01/07                              1,000,000         995,350   1,069,373
                                                                            -----------------------

CONSUMER DURABLES AND APPAREL:
LEGGETT &  PLATT INC., 6.10%, DUE 9/09/03                     1,000,000       1,000,000   1,037,749
                                                                            -----------------------

TOTAL CONSUMER DISCRETIONARY                                                  1,995,350   2,107,122
                                                                            -----------------------

FINANCIALS - 3.1%

DIVERSIFIED FINANCIALS:
MERRILL LYNCH & CO., 6.00%, DUE 2/17/09                        750,000          774,983     785,633
                                                                            -----------------------

INSURANCE:
AIG SUNAMERICA, 5.85%, DUE 8/1/08                              750,000          810,554     808,769
                                                                            -----------------------

TOTAL FINANCIALS                                                              1,585,537   1,594,402
                                                                            -----------------------

INFORMATION TECHNOLOGY - 7.5%

TECHNOLOGY HARDWARE TOOLS AND EQUIPMENT:
INTERNATIONAL BUSINESS MACHINES CORP., 5.37%, DUE 9/22/03     1,000,000       1,011,140   1,028,591
INTERNATIONAL BUSINESS MACHINES CORP., 4.25%, DUE 9/15/09     1,000,000         989,670     993,705
MOTOROLA, INC., 6.50%, DUE 3/01/08                              250,000         242,887     233,014
TEXAS INSTRUMENTS, INC., 7.00%, DUE 8/15/04                     500,000         518,410     534,282
TEXAS INSTRUMENTS, INC., 6.125%, DUE 2/01/06                  1,000,000         932,930   1,067,225
                                                                            -----------------------

TOTAL INFORMATION TECHNOLOGY                                                  3,695,037  3,856,817
                                                                            -----------------------

INDUSTRIALS - 7.1%

CAPITAL GOODS:
MONSANTO INC., 6.11%, DUE 2/03/05                             1,000,000       1,000,000   1,078,041
PITNEY BOWES INC., 4.625%, 10/01/12                           1,000,000         993,430     991,331
                                                                            -----------------------
TOTAL CAPITAL GOODS                                                           1,993,430   2,069,372
                                                                            -----------------------

TRANSPORTATION:
UNION PACIFIC RAILROAD CO., EQUIP. TRUST NO. 2 SERIES 88,
7.01%, DUE 6/01/04                                            1,500,000       1,500,000   1,598,655
                                                                            -----------------------

TOTAL INDUSTRIALS                                                             3,493,430   3,668,027
                                                                            -----------------------


UTILITIES - 1.1%

UTILITIES:
GTE CALIFORNIA, INC., 6.70% DUE 9/01/09                          500,000       474,050     535,230
                                                                            -----------------------

  TOTAL UTILITIES                                                             474,050      535,230
                                                                            -----------------------

HEALTH CARE - 1.5%

PHARMACEUTICALS AND BIOTECHNOLOGY:
AMERICAN HOME PRODUCTS, 5.875%, DUE 3/15/04                     750,000       748,508     774,072
                                                                            -----------------------

TOTAL HEALTH CARE                                                             748,508     774,072
                                                                            -----------------------

TOTAL CORPORATE  BONDS                                                      14,366,808  15,142,644
                                                                            -----------------------


TOTAL INVESTMENTS HELD                                                      $48,200,787 $51,346,098
                                                                            =======================


See Notes to Financial Statements



                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2001

                                                                              2001

                                                                Number of
                                                                Shares or       Cost       Market
                                                                Principal
                                                                 Amount

UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS - 64.4%

FEDERAL HOME LOAN BANK, 5.44%, DUE 10/15/03                   1,000,000         908,790   1,050,686
FEDERAL HOME LOAN BANK, 5.125%, DUE 12/01/03                  1,000,000         999,500   1,046,062
FEDERAL HOME LOAN BANK, 6.02%, DUE 5/20/08                      250,000         249,473     272,330
FEDERAL HOME LOAN MORTGAGE CO., 5.75%, DUE 7/15/03            1,000,000         986,060   1,052,184
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.55%, DUE 4/22/02       250,000         253,125     256,421
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.45%, DUE 10/10/03    1,000,000         999,531   1,053,113
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.80%, DUE 12/10/03    1,000,000         996,875   1,062,735
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 5.125%, DUE 2/13/04    1,500,000       1,493,203   1,573,001
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.65%, DUE 3/10/05       500,000         499,453     566,594
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 7.04%, DUE 9/7/07      1,110,000       1,110,000   1,224,875
FEDERAL NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 4/25/25     1,000,000       1,008,103   1,017,440
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.00%, DUE 4/20/16  1,000,032         996,399   1,029,590
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.30%, DUE 3/20/26  1,000,000       1,016,766   1,038,135
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION,
  6.00%, DUE 10/16/28                                         1,000,000         977,813   1,015,215
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 7.00%,
  DUE 11/15/28                                                1,308,771       1,352,844   1,367,258
GOVERNMENT NATIONAL MORTGAGE ASSOCIATION, 6.50%, DUE 5/20/31    977,808         963,047   1,007,032
PRIVATE EXPORT FUNDING, 5.53%, DUE 4/30/06                      500,000         500,000     531,347
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%, DUE 1/01/04         132,590         132,590     136,021
SMALL BUSINESS ADMINISTRATION POOLS, 8.20%, DUE 2/10/05          38,325          38,259      42,893
SMALL BUSINESS ADMINISTRATION POOLS, 6.54%, DUE 12/10/05        612,251         612,251     658,965
SMALL BUSINESS ADMINISTRATION POOLS, 7.44%, DUE 5/01/06         808,540         808,540     897,150
SMALL BUSINESS ADMINISTRATION POOLS, 6.60%, DUE 7/01/09         634,771         634,772     678,410
SMALL BUSINESS ADMINISTRATION POOLS, 8.80%, DUE 1/01/10         108,620         108,620     119,124
SMALL BUSINESS ADMINISTRATION POOLS, 9.45%, DUE 2/01/10         103,128         103,128     114,436
SMALL BUSINESS ADMINISTRATION POOLS, 8.01%, DUE 2/10/10         774,050         774,050     895,097
SMALL BUSINESS ADMINISTRATION POOLS, 6.64%, DUE 2/01/11         500,000         500,000     538,304
SMALL BUSINESS ADMINISTRATION POOLS, 8.625%, DUE 2/01/11        107,897         107,897     118,611
SMALL BUSINESS ADMINISTRATION POOLS, 5.75%, DUE 5/01/11       1,000,000       1,000,000   1,043,512
SMALL BUSINESS ADMINISTRATION POOLS, 6.09%, DUE 7/01/11         780,000         780,000     822,513
SMALL BUSINESS ADMINISTRATION POOLS, 8.85%, DUE 8/01/11          80,183          82,589      88,514
SMALL BUSINESS ADMINISTRATION POOLS, 8.60%, DUE 9/01/11          79,431          80,622      87,546
SMALL BUSINESS ADMINISTRATION POOLS, 8.25%, DUE 11/01/11        221,523         221,523     241,557
SMALL BUSINESS ADMINISTRATION POOLS, 7.60%, DUE 1/01/12         638,529         624,572     691,269
SMALL BUSINESS ADMINISTRATION POOLS, 7.40%, DUE 8/01/12         489,652         489,652     529,532
SMALL BUSINESS ADMINISTRATION POOLS, 7.05%, DUE 9/01/12         448,212         448,212     481,584
SMALL BUSINESS ADMINISTRATION POOLS, 7.55%, DUE 11/01/12        247,587         247,597     268,189
SMALL BUSINESS ADMINISTRATION POOLS, 8.15%, DUE 2/01/15         618,114         618,114     688,207
SMALL BUSINESS ADMINISTRATION POOLS, 6.44, DUE 6/01/21        1,250,000       1,250,000   1,314,104
UNITED STATES TREASURY BONDS, 6.00%, DUE 8/15/04              1,000,000        $981,094  $1,083,751
UNITED STATES TREASURY BONDS, 6.50%, DUE 5/15/05              1,500,000       1,501,641   1,667,169
UNITED STATES TREASURY BOND, 5.875%, DUE 11/15/05             1,000,000         989,766   1,094,883
UNITED STATES TREASURY BOND, 6.00%, DUE 8/15/09                 500,000         492,148     561,817
UNITED STATES TREASURY BOND, 5.00%, DUE 2/15/11                 500,000         492,512     527,891
UNITED STATES TREASURY NOTES,  6.50%, DUE 8/15/05               300,000         296,063     334,266
UNITED STATES TREASURY NOTES, 5.75%, DUE 11/15/05               500,000         519,375     544,375
UNITED STATES TREASURY SECURITIES STRIPPED COUPON,
  DUE 11/15/09                                                1,500,000         941,492   1,059,697
UNITED STATES TREASURY SECURITIES STRIPPED COUPON,
  DUE 8/15/11                                                 3,000,000       1,850,802   1,907,541
                                                                            -----------------------
  TOTAL UNITED STATES GOVERNMENT AND AGENCY OBLIGATIONS                      33,038,863  35,400,946
                                                                            -----------------------

CORPORATE BONDS - 35.5%

CONSUMER STAPLES- 9.9%

HOUSEHOLD AND PERSONAL PRODUCTS:
COLGATE-PALMOLIVE CO., 5.34%, DUE 3/27/06                     1,000,000         999,020   1,035,241
GILLETTE CO., 6.25%, DUE 8/15/03                              1,000,000         977,380   1,054,439
PROCTOR AND GAMBLE CO., 6.875%, DUE 9/15/09                     750,000         734,707     834,623
                                                                            -----------------------
TOTAL HOUSEHOLD AND PERSONAL PRODUCTS                                         2,711,107   2,924,303
                                                                            -----------------------

FOOD BEVERAGE AND TOBACCO:
ANHEUSER-BUSCH COS., 5.75%, DUE 4/01/10                         375,000         375,972     389,080
COCA-COLA CO., 5.75%. DUE 3/15/11                             1,000,000         998,450   1,032,428
SYSCO CORP., 7.00%, DUE 5/01/06                               1,000,000       1,000,000   1,089,879
                                                                            -----------------------
TOTAL FOOD BEVERAGE AND TOBACCO                                               2,374,422   2,511,387
                                                                            -----------------------

TOTAL CONSUMER STAPLES                                                        5,085,529   5,435,690
                                                                            -----------------------

CONSUMER DISCRETIONARY - 3.8%

RETAIL:
TARGET CORP., 5.50%, DUE 4/01/07                              1,000,000         995,350   1,035,436
                                                                            -----------------------

CONSUMER DURABLES AND APPAREL:
LEGGETT and PLATT INC., 6.10%, DUE 9/9/03                     1,000,000       1,000,000   1,049,878
                                                                            -----------------------

TOTAL CONSUMER DISCRETIONARY                                                  1,995,350   2,085,314
                                                                            -----------------------

INFORMATION TECHNOLOGY - 5.2%

TECHNOLOGY HARDWARE TOOLS AND EQUIPMENT:
INTERNATIONAL BUSINESS MACHINES CORP., 5.37%, DUE 9/22/03     1,000,000       1,011,140   1,039,063
MOTOROLA, INC., 6.50%, DUE 3/01/08                              250,000         242,887     232,003
TEXAS INSTRUMENTS, INC.,  6.125%, DUE 2/01/06                 1,000,000         932,930   1,044,745
TEXAS INSTRUMENTS, INC.,  7.00%, DUE 8/15/04                    500,000         518,410     535,900
                                                                            -----------------------
TOTAL TECHNOLOGY HARDWARE TOOLS AND EQUIPMENT                                 2,705,367   2,851,711
                                                                            -----------------------

TOTAL INFORMATION TECHNOLOGY                                                  2,705,367   2,851,711
                                                                            -----------------------

INDUSTRIALS - 6.7%

CAPITAL GOODS:
FLOUR CORP., 6.95%, DUE 3/01/07                               1,000,000        `995,510   1,024,841
MONSANTO INC., 6.11%, DUE 2/03/05                             1,000,000       1,000,000   1,062,266
                                                                            -----------------------
TOTAL CAPITAL GOODS                                                           1,995,510   2,087,107
                                                                            -----------------------
TRANSPORTATION:
UNION PACIFIC RAILROAD CO., EQUIP. TRUST NO. 2 SERIES 88,     1,500,000       1,500,000   1,612,805
7.01%, DUE 6/01/04
                                                                            -----------------------

TOTAL INDUSTRIALS                                                             3,495,510   3,699,912
                                                                            -----------------------

MATERIALS - 1.9%

MATERIALS:
DU PONT, (E.I.) DE NEMOURS and CO. INC.,
  VAR RATE, DUE 3/6/03                                        1,000,000         999,960   1,042,131
                                                                            -----------------------

UTILITIES - 6.6%

UTILITIES:
GTE CALIFORNIA, INC., 6.70% DUE 9/01/09                         500,000         474,050     536,916
ONEOK, INC., 7.75%, DUE 8/15/06                               1,400,000       1,384,880   1,561,513
UNITED TELEPHONE CO. OF FLORIDA, 6.25%, DUE 5/15/03           1,500,000       1,487,925   1,557,593
                                                                            -----------------------

  TOTAL UTILITIES                                                             3,346,855   3,656,022
                                                                            -----------------------
HEALTH CARE - 1.4%

PHARMACEUTICALS AND BIOTECHNOLOGY:
AMERICAN HOME PRODUCTS, 5.875%, DUE 3/15/04                     750,000         748,508     786,849
                                                                            -----------------------

TOTAL CORPORATE  BONDS                                                       18,377,079  19,557,628
                                                                            -----------------------


SHORT TERM MONEY MARKET FUND - 0.1%
SHORT-TERM MONEY MARKET FUND OF UMB BANK, n.a.                   91,852          91,852      91,852
                                                                            -----------------------

TOTAL INVESTMENTS HELD                                                      $51,507,794 $55,050,426
                                                                            =======================



                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

                                            2002         2001          2000

INVESTMENT INCOME
Interest                                 3,103,543     $3,664,186    $5,379,015
Audit expense                               21,740         16,252        11,246
                                         ---------------------------------------
Net investment income                    3,081,803      3,647,934     5,367,769
                                         ---------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS Realized gain (loss) on
 investments sold, matured or redeemed
  Proceeds                               45,597,588    71,927,598    65,197,455
  Cost of investments                    44,788,932    70,891,525    66,653,932
                                         ---------------------------------------
  Net realized gain on investments
 sold, matured or redeemed                  808,656     1,036,073    (1,456,477)
                                         ---------------------------------------
Unrealized gain (loss) on investments
  Beginning of year                       3,542,632        33,212       (92,054)
  End of year                             3,145,311     3,542,632        33,212
                                         ---------------------------------------
Net unrealized gain (loss)
 on investments                            (397,321)    3,509,420       125,266
                                         ---------------------------------------

Net realized and unrealized gain
 (loss) on investments                      411,335     4,545,493    (1,331,211)
                                         ---------------------------------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                3,493,138    $8,193,427    $4,036,558
                                         =======================================

TOTAL EXPENSE AS A PERCENT
 OF NET INVESTMENT INCOME                      0.71%         0.45%         0.21%
                                         =======================================



See Notes to Financial Statements


                                 UMB BANK, n.a.
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000


                                       2002                       2001                      2000
                                Units        Amount        Units        Amount       Units        Amount
                                -----        ------        -----        ------       -----        ------

PARTICIPANTS' INTEREST
Beginning of year             6,270,720    55,765,659   8,772,286    $68,086,026  12,615,040   $92,660,744

FROM INVESTMENT ACTIVITIES
Net investment income                       3,081,803                  3,647,934                 5,367,769
Net realized gain on
investments sold, matured                     808,656                  1,036,073                (1,456,477)
or redeemed
Net unrealized gain (loss)
on investments                               (397,321)                 3,509,420                   125,266
                                          -----------------------------------------------------------------
Net increase from
investment activities                       3,493,138                  8,193,427                 4,036,558
                                          -----------------------------------------------------------------

FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units               596,573     5,374,411      458,696     3,804,876   1,711,531    12,812,950
Redemption of units          (1,425,100)  (12,852,534)  (2,960,262)  (24,318,670) (5,554,285)  (41,424,226)
                             ------------------------------------------------------------------------------
Net decrease from
participating unit             (828,527)   (7,478,123)  (2,501,566)  (20,513,794) (3,842,754)  (28,611,276)
transactions
                             ------------------------------------------------------------------------------

PARTICIPANTS' INTEREST
End of year                   5,442,193   $51,780,674    6,270,720   $55,765,659   8,772,286   $68,086,026
                             ==============================================================================

PARTICIPATING UNIT                              $9.51                      $8.89                     $7.76
                                          =============              =============             ============


See Notes to Financial Statements


                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                      STATEMENTS OF ASSETS AND LIABILITIES
                            OCTOBER 31, 2002 AND 2001


                                                      2002                      2001
                                                      ----                      ----
                                               Cost         Market        Cost        Market

ASSETS
Investments:
United States Government and Agency        $4,999,014     $4,999,014  $4,446,641    $4,446,641
Obligations
Commercial paper                             9,379,072     9,379,072   11,440,585   11,440,585
Short-term money market fund                 3,767,598     3,767,598    4,527,397    4,527,397
                                           ---------------------------------------------------
                                           $18,145,684   $18,145,684  $20,414,623  20,414,623
                                           ---------------------------------------------------

Interest receivable                                            3,278                     8,310
                                                         -----------               -----------
                                                          18,148,962                20,422,933
                                                         -----------               -----------

LIABILITIES
Audit fee payable                                              4,264                     2,182
                                                         -----------               -----------

PARTICIPANTS' INTEREST
Equivalent to $6.69 per unit on
 2,713,839  units outstanding in 2002
 and $6.57  per unit on 3,109,396 units
 outstanding in 2001                                     $18,144,698               $20,420,751
                                                         =====================================


See Notes to Financial Statements

                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2002

                                                                  2002
                                          Number of
                                          Shares or        Cost        Market
                                          Principal        ----        ------
                                            Amount
                                            ------
UNITED STATES GOVERNMENTS AND AGENCY
OBLIGATIONS - 27.5%

FEDERAL HOME LOAN BANK, DISCOUNT NOTE,
 DUE 11/8/02                              3,000,000     $2,999,014   $2,999,014
FEDERAL NATIONAL MORTAGE ASSOCIATION,
DISCOUNT NOTE, DUE 11/1/02                2,000,000      2,000,000    2,000,000
                                                     --------------------------
TOTAL UNITED STATES GOVERNMENT AND
 AGENCY OBLIGATIONS                                      4,999,014    4,999,014
                                                     --------------------------

COMMERCIAL PAPER - 51.7%

AMERICAN EXPRESS, DUE 11/20/02              890,000        889,178      889,178
AMGEN, INC., DUE 11/12/02                   850,000        849,548      849,548
BELLSOUTH, DUE 11/12/02                     850,000        849,561      849,561
EMERSON ELECTRIC, DUE 11/1/02               850,000        850,000      850,000
EXECUTIVE JET INC., DUE 12/4/02             850,000        848,636      848,636
KIMBERLY CLARK CORP., DUE 12/18/02          850,000        848,113      848,113
MEDTRONIC, INC., DUE 1/6/03                 850,000        847,476      847,476
MERCK & CO., DUE 11/5/02                    850,000        849,835      849,835
MINNESOTA MINING & MANUFACTURING,
  DUE 11/7/02                               850,000        849,752      849,752
PFIZER, INC., DUE 12/6/02                   850,000        848,579      848,579
STATE STREET BOSTON, DUE 12/11/02           850,000        848,394      848,394
                                                     --------------------------
TOTAL COMMERCIAL PAPER                                   9,379,072    9,379,072
                                                     --------------------------

SHORT-TERM MONEY MARKET FUND - 20.8%
SHORT-TERM MONEY MARKET FUND
  OF UMB BANK, n.a.   3,767,598                          3,767,598    3,767,598
                                                     --------------------------

  TOTAL INVESTMENTS HELD                               $18,145,684  $18,145,684
                                                     ==========================

See Notes to Financial Statements


                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          STATEMENT OF INVESTMENTS HELD
                                OCTOBER 31, 2001

                                                                   2001
                                           Number of
                                           Shares or        Cost        Market
                                           Principal        ----        ------
                                            Amount
                                            ------

UNITED STATES GOVERNMENTS AND AGENCY
  OBLIGATIONS - 22.7%

FEDERAL HOME LOAN BANK, DISCOUNT NOTE,
  DUE 11/9/01                               978,000       $977,443     $977,443
FEDERAL HOME LOAN BANK, DISCOUNT NOTE,
  DUE 1/11/02                               470,000        467,905      467,905
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 11/21/01               850,000       848,886       848,886
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 11/29/01               164,000       163,707       163,707
FEDERAL NATIONAL MORTGAGE ASSOCIATION,
  DISCOUNT NOTE, DUE 12/03/01               200,000       199,605       199,605
FEDERAL HOME LOAN MORTGAGE CORPORATION,
  DISCOUNT NOTE, DUE 11/16/01               800,000       799,175        799,175
FEDERAL HOME LOAN MORTGAGE CORPORATION,
  DISCOUNT NOTE, DUE 11/28/01                20,000        19,966        19,966
FEDERAL HOME LOAN MORTGAGE CORPORATION,
  DISCOUNT NOTE, DUE 11/29/01                97,000        96,826        96,826
FEDERAL HOME LOAN MORTGAGE CORPORATION,
  DISCOUNT NOTE, DUE 12/06/01               875,000       873,128       873,128
                                                     --------------------------
TOTAL UNITED STATES GOVERNMENT AND
  AGENCY OBLIGATIONS                                     4,446,641    4,446,641
                                                     --------------------------

COMMERCIAL PAPER - 58.4%

ALCOA, INC., DUE 11/14/01                 1,000,000        999,126      999,126
BOEING CAPITAL CORP., DUE 11/14/01        1,000,000        999,047      999,047
GANNETT CO., DUE 11/13/01                 1,000,000        999,183      999,183
GILLETTE CORP., DUE 12/20/01                905,000        901,612      901,612
HALLIBURTON CO., DUE 11/05/01             1,000,000        999,728      999,728
HERSHEY FOODS CORP., DUE 11/01/01         1,000,000      1,000,000    1,000,000
KIMBERLY-CLARK CORP., DUE 11/09/01          300,000        299,827      299,827
MARSH & MCLENNAN COS., INC., DUE 11/30/01 1,000,000        998,018      998,018
MCDONALDS CORP., DUE 11/02/01               250,000        249,983      249,983
ONEOK, INC., DUE 11/28/01                 1,000,000        998,253      998,253
TEXACO, INC., DUE 12/12/01                1,000,000        997,460      997,460
UNITED TECHNOLOGIES CORP., DUE 11/19/01   1,000,000        998,760      998,760
WALGREEN CO., DUE 11/07/01                1,000,000        999,588      999,588
                                                     --------------------------
TOTAL COMMERCIAL PAPER                                  11,440,585   11,440,585
                                                     --------------------------

SHORT-TERM MONEY MARKET FUND - 18.9%
SHORT-TERM MONEY MARKET FUND OF
  UMB BANK, n.a.                          4,527,397      4,527,397    4,527,397
                                                     --------------------------

  TOTAL INVESTMENTS HELD                               $20,414,623  $20,414,623
                                                     ==========================

See Notes to Financial Statements




                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

                                            2002           2001         2000
                                            ----           ----         ----

INVESTMENT INCOME
Interest                                   $369,102    $1,008,975    $1,551,790
Audit expense                                 7,659         6,365         3,400
                                        ----------------------------------------
Net investment income                       361,443     1,002,610     1,548,390
                                        ----------------------------------------

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS Realized gain
 on investments sold, matured
 or redeemed
Proceeds                                346,700,568   280,574,802   273,484,686
Cost of investments                     346,700,568   280,574,802   273,484,686
                                        ----------------------------------------
Net realized gain on investments
sold, matured or redeemed                         0             0             0

                                        ----------------------------------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                 $361,443    $1,002,610    $1,548,390
                                        ========================================

TOTAL EXPENSE AS A PERCENT OF NET
 INVESTMENT INCOME                             2.12%         0.63%         0.22%
                                        ========================================



See Notes to Financial Statements


                                 UMB BANK, n.a.
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                      STATEMENTS OF PARTICIPANTS' INTEREST
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

                                          2002                      2001                       2000
                                   Units        Amount       Units        Amount       Units        Amount
                                   -----        ------       -----        ------       -----        ------


PARTICIPANTS' INTEREST
Beginning of year               3,109,396    $20,420,751   3,586,943   $22,460,962   4,526,610   $26,636,430

FROM INVESTMENT ACTIVITIES
Net investment income                            361,443                 1,002,610                 1,548,390
Net realized gain (loss) on
investments sold, matured or
redeemed
Net unrealized gain (loss) on
investments

FROM PARTICIPATING UNIT
TRANSACTIONS
Issuance of units                 535,568      3,548,299     524,358     3,378,013     789,006     4,727,675
Redemption of units              (931,125)    (6,185,795) (1,001,905)   (6,420,834) (1,728,673)  (10,451,533)
                               -----------------------------------------------------------------------------
Net decrease from
participating unit               (395,557)    (2,637,496)   (477,547)   (3,042,821)   (939,667)   (5,723,858)
transactions
                               -----------------------------------------------------------------------------


PARTICIPANTS' INTEREST,
End of year                     2,713,839   $18,144,698    3,109,396   $20,420,751   3,586,943   $22,460,962
                               =============================================================================


NET ASSET VALUE PER,
PARTICIPATING UNIT                                 $6.69                      $6.57                    $6.26
                                            =============              =============             ===========


See Notes to Financial Statements

                                 UMB BANK, n.a.
             FUND FOR POOLING EQUITY INVESTMENTS OF EMPLOYEE TRUSTS
              FUND FOR POOLING DEBT INVESTMENTS OF EMPLOYEE TRUSTS
                     POOLED INCOME FUND FOR EMPLOYEE TRUSTS
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2002

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