Form 10-Q
period 2003-01-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2003-03-24
CIK 206005

THE COLLECTIVE INVESTMENT TRUST FOR UMB BANK, NA

THE COLLECTIVE INVESTMENT TRUSTS
FORM 10-Q

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   --------
                                    FORM 10-Q
MARK ONE
        / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

   --------

         For the transition period from ___________ to ________________
                        Commission File number: 2-58109

   --------
                         THE COLLECTIVE INVESTMENT TRUST
                        of which UMB Bank, n.a.is Trustee
           (Exact Name of the registrant as specified in its charter)

   --------

                         Not applicable, Not Applicable
                        --------------------------------
         (State or other jurisdiction of incorporation or organization)
                     (I.R.S. Employer Identification No.)
   --------

                                1010 Grand Avenue
                           Kansas City, Missouri 64106
                         ------------------------------
              (Address of principal executive offices and zip code)

  --------
                 (816) 860-7000 (Registrant's telephone number,
                              including area code)

                                 Not Applicable
                                 --------------

  --------
   (Former name, former address and former fiscal year, if changed since last report)

  --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes /X/ No / /

The number of units of participation outstanding as of January 31, 2003.
                         Pooled Equity Fund - 7,371,825
                          Pooled Debt Fund - 5,433,768
                         Pooled Income Fund - 2,686,492

==============================================
                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
                              INTRODUCTORY COMMENTS
The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2002.
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of January 31, 2003, and the condensed results of their operations for the periods ended January 31, 2003 and 2002 and are of a normal recurring nature.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations


                                                                    Quarter Ending          Quarter Ending
                                                                       01/31/02                01/31/03                FY Ended
                                                                       Unaudited               Unaudited               10/31/02
                                                                       ---------               ---------                --------

Investment Income
  Dividends                                                            $251,534                $226,267                 $217,111
  Interest                                                               75,056                  35,414                1,038,605
                                                                         ------                --------                ---------

Gross Investment Income                                                 326,590                 261,681                1,255,716
                                                                        -------                 -------                ---------

  Less: Audit Expense                                                    (4,895)                 (5,620)                 (20,990)
                                                                         -------                 -------                 --------

  Net Investment Income                                                 321,695                 256,061                1,234,726
                                                                        -------                 -------                ---------


Realized and Unrealized Gain (Loss) on Investments:

  Realized Gain (Loss) on Investments:
  Proceeds from Sales                                                48,208,314               5,807,139              115,219,665
  Cost of Securities Sold                                            51,506,409              10,273,042              122,945,688
                                                                     ----------              ----------              -----------

  Net Realized Gain (Loss)                                           (3,298,095)             (4,465,903)              (7,726,023)
                                                                     -----------             -----------              -----------

Unrealized Gain (Loss) on Investments:
  Beginning of Period                                                (4,555,044)             (9,053,956)              (4,555,044)
  End of Period                                                       3,230,308              (6,136,041)              (9,053,956)
                                                                      ---------              -----------              -----------

Net Unrealized Gain (Loss)                                            7,785,352               2,917,915               (4,498,912)
                                                                      ---------               ---------               -----------

  Net Realized and Unrealized Gain (Loss) on Investments              4,487,257              (1,547,988)             (12,224,935)
                                                                      ---------              -----------             ------------

  Net Increase (Decrease) in Net Assets Resulting from Operations    $4,808,952             $(1,291,927)            $(10,990,209)
                                                                     ==========             ============            =============


See note to Condensed Financial Statements
===============================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest


                                                                   Quarter Ending          Quarter Ending
                                                                      01/31/02                01/31/03                FY Ended
                                                                      Unaudited               Unaudited               10/31/02
                                                                      ---------               ---------                --------

Participants' Interest at Beginning of Period                       $75,731,756             $59,746,468             $75,731,756

Changes from Investment Activities:
  Net Investment Income                                                 321,695                 256,061               1,234,726
  Net Realized Gain (Loss) on Investments                            (3,298,095)             (4,465,903)             (7,726,023)
  Net Unrealized Gain (Loss) on Investments                           7,785,352               2,917,915              (4,498,912)
                                                                      ---------               ---------              -----------

   Net Increase (Decrease) from Investment Activities                 4,808,952              (1,291,927)            (10,990,209)
                                                                      ---------              -----------            ------------

Changes from Participating Unit Transactions:
  Received from Issuance of 71,383 units                                                        578,606
  Received from Issuance of 88,419 units                                875,824                                       5,489,788

  Payment on Redemption of 178,787 units                                                     (1,455,410)
  Payment on Redemption of 258,959 units                             (2,571,786)                                    (10,484,867)
                                                                     -----------               ---------             -----------

   Net Increase (Decrease) from Participating Unit Transactions      (1,695,962)               (876,804)             (4,995,079)
                                                                     -----------               ---------             -----------

Participants' Interest at End of Period                             $78,844,746             $57,577,737             $59,746,468
                                                                    ===========             ===========             ===========

See note to Condensed Financial Statements
===============================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                                                                01/31/2003
                                                               10/31/2002                                       Unaudited
                                                          Cost             Market                         Cost             Market
                                                          ----             ------                         ----             ------
Assets:
  Common Stock                                        $57,982,818       $48,928,862                   $56,427,341        $50,291,300
  Short-Term Money Market Fund                         10,737,047        10,737,047                     7,243,735          7,243,735
                                                       ----------        ----------                     ---------          ---------

   Total Investments                                  $68,719,865        59,665,909                    $63,671,076        57,535,035
                                                      ===========        ----------                    ===========        ----------

   Interest & Dividends Receivable                                          103,148                                           56,696
                                                                            -------                                           ------

Total Assets:                                                            59,769,057                                       57,591,731
                                                                         ==========                                       ==========

Liabilities:
  Disbursement in Excess of Demand Deposit Cash                              10,970                                            7,318
  Audit Fees Payable                                                         11,619                                            6,676
                                                                             ------                                            -----

Total Liabilities                                                            22,589                                          13,994
                                                                             ------                                          ------

Participants' Interest:

  $7.99 Per Unit on 7,479,229 Units Outstanding on                       59,746,468
    10/31/02                                                             ----------

  $7.81 Per Unit on 7,371,825 Units Outstanding on                                                                       57,577,737
    1/31/03                                                                                                              ----------


Total Liabilities and Participants' Interest                            $59,769,057                                      $57,591,731
                                                                        ===========                                      ===========

See note to Condensed Financial Statements
===============================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations


                                                                     Quarter Ending          Quarter Ending
                                                                        01/31/02                01/31/03                FY Ended
                                                                       Unaudited               Unaudited                10/31/02
                                                                       ---------               ---------                --------

Investment Income
  Interest                                                               $806,019                $692,297              $3,103,543
   Gross Investment Income                                                806,019                 692,297               3,103,543
                                                                          -------                 -------               ---------

  Less:  Audit Expense & Foreign Taxes                                     (4,869)                 (5,989)                (21,740)
                                                                           -------                 -------                --------

   Net Investment Income                                                  801,150                 686,308               3,081,803
                                                                          -------                 -------               ---------

Realized and Unrealized Gain (Loss) on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                                                  9,235,292               5,451,080              45,597,588
   Cost of Securities Sold                                              8,995,804               5,383,423              44,788,932
                                                                        ---------               ---------              ----------

  Net Realized Gain (Loss)                                                239,488                  67,657                 808,656
                                                                          -------                  ------                 -------

  Unrealized Gain (Loss) on Investments:
   Beginning of Period                                                  3,542,632               3,145,311               3,542,632
   End of Period                                                        1,920,492               3,093,909               3,145,311
                                                                        ---------               ---------               ---------

   Net Unrealized Gain (Loss)                                          (1,622,140)                (51,402)               (397,321)
                                                                       -----------                --------               ---------

   Net Realized and Unrealized Gain (Loss) on Investments              (1,382,652)                 16,255                 411,335
                                                                       -----------                 ------                 -------

   Net Increase (Decrease) in Net Assets Resulting from Operations      $(581,502)               $702,563              $3,493,138
                                                                          =======                ========              ==========



See note to Condensed Financial Statements
===============================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest


                                                                    Quarter Ending          Quarter Ending
                                                                       01/31/02                01/31/03                FY Ended
                                                                      Unaudited               Unaudited                10/31/02
                                                                      ---------               ---------                --------

Participants' Interest at Beginning of Period                        $55,765,659             $51,780,674             $55,765,659
                                                                     -----------             -----------             -----------

Changes from Investment Activities:
  Net Investment Income                                                  801,150                 686,308               3,081,803
  Net Realized Gain (Loss) on Investments                                239,488                  67,657                 808,656
  Net Unrealized Gain (Loss) on Investments                           (1,622,140)                (51,402)               (397,321)
                                                                      -----------                --------               ---------

  Net Increase (Decrease) from Investment Activities                   (581,502)                702,563               3,493,138
                                                                        ---------                -------               ---------

Changes from Participating Unit Transactions:
  Received from Issuance of 137,300 units                                                      1,311,185
  Received from Issuance of 169,960 units                              1,500,194                                       5,374,411

  Payment on Redemption of 145,725 units                                                      (1,391,218)
  Payment on Redemption of 449,520 units                              (3,923,890)                                    (12,852,534)
                                                                      -----------              ---------              -----------

   Net Increase (Decrease) from Participating Unit Transactions       (2,423,696)                (80,033)             (7,478,123)
                                                                      -----------                --------             -----------

Participants' Interest at End of Period                              $52,760,461             $52,403,204             $51,780,674
                                                                     ===========             ===========             ===========


See note to Condensed Financial Statements
===============================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                                                                01/31/2003
                                                                        10/31/2002                               Unaudited
                                                                   Cost             Market                Cost             Market
                                                                   ----            -------                ----             -------

Assets:
  United States Government & Agency Obligations                $33,833,979       $36,203,454           $33,570,273       $35,789,423
  Corporate Bonds                                               14,366,808        15,142,644            14,120,178        14,994,937
  Short-term Money Market Fund                                           0                 0               925,299           925,299
                                                                         -                 -           -----------       -----------

   Total Investments                                           $48,200,787        51,346,098           $48,615,750        51,709,659
                                                               ===========        ----------           ===========       -----------

   Cash                                                                                                                      10,159
   Interest Receivable                                                               622,422                                690,430
                                                                                     -------                             ----------

Total Assets:                                                                     51,968,520                              52,410,248
                                                                                  ----------                             -----------

Liabilities:
  Audit Fees Payable                                                                  11,618                                  7,044
  Disbursements in excess of demand deposit cash                                     176,228                                      0
                                                                                     -------                                      -

Total Liabilities                                                                    187,846                                  7,044
                                                                                     -------                             ----------

Participants' Interest:

  $9.51 per unit on 5,442,193 units outstanding on 10/31/02                       51,780,674
                                                                                  ==========
  $9.64 per unit on 5,433,768 units outstanding on 01/31/03                                                              52,403,204
                                                                                                                         ==========

Total Liabilities and Participants' Interest                                     $51,968,520                             $52,410,248
                                                                                 ===========                             ===========


See note to Condensed Financial Statements
===============================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations


                                                            Quarter Ending          Quarter Ending
                                                               01/31/02                01/31/03                FY Ended
                                                              Unaudited               Unaudited                10/31/02
                                                              ---------               ---------                --------

Interest Income
  Interest                                                      $103,494                 $64,282                 $369,102
                                                                 -------                  ------                  -------

   Gross Investment Income                                       103,494                  64,282                 369,102
                                                                 -------                  ------                 -------

Less:  Audit Expense & Foreign Taxes                              (1,770)                 (2,064)                 (7,659)
                                                                  -------                 -------                 -------

  Net Investment Income                                         $101,724                 $62,218                $361,443
                                                                 -------                  ------                 -------

Realized and Unrealized Gain (Loss) on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                                        41,619,000              39,384,000             346,700,568
   Cost of Securities Sold                                    41,619,000              39,384,000             346,700,568
                                                              ----------              ----------             -----------

  Net Realized Gain (Loss)                                             0                       0                       0

Unrealized Gain (Loss) on Investments:
  Beginning of Period                                                  0                       0                       0
  End of Period                                                        0                       0                       0
                                                                       -                       -                       -

Net Unrealized Gain (Loss)                                             0                       0                       0
                                                                       -                       -                       -

  Net Realized and Unrealized Gain on Investments                      0                       0                       0
                                                                       -                       -                       -

  Net Increase in Net Assets Resulting from Operations          $101,724                 $62,218                $361,443
                                                                 =======                  ======                 =======


See note to Condensed Financial Statements
===============================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest


                                                                   Quarter Ending          Quarter Ending
                                                                      01/31/02                01/31/03                FY Ended
                                                                      Unaudited              Unaudited                10/31/02
                                                                      ---------              ---------                --------

Participants' Interest at Beginning of Period                       $20,420,751             $18,144,698             $20,420,751
                                                                     ==========              ==========              ==========

Changes from Investment Activities:
  Net Investment Income                                                 101,724                  62,218                 361,443
  Net Realized Gain (Loss) on Investments                                     0                       0                       0
  Net Unrealized Gain (Loss) on Investments                                   0                       0                       0
                                                                              -                       -                       -

  Net Increase (Decrease) from Investment Activities                    101,724                  62,218                 361,443
                                                                        -------                  ------                 -------

Changes from Participating Unit Transactions:
  Received from Issuance of 82,176 units                                                        550,293
  Received from Issuance of 134,078 units                               883,349                                       3,548,299

  Payment on Redemption of 109,523 units                                                       (733,377)
  Payment on Redemption of 170,501 units                              1,123,028                                      (6,185,795)
                                                                      ---------                 -------               ---------


   Net Increase (Decrease) from Participating Unit Transactions        (239,679)               (183,084)             (2,637,496)
                                                                        -------                 -------               ---------

Participants' Interest at End of Period                             $20,282,796             $18,023,832             $18,144,698
                                                                     ==========              ==========              ==========

See note to Condensed Financial Statements
================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                                                             01/31/2003
                                                                          10/31/2002                         Unaudited
                                                                    Cost             Market            Cost             Market
                                                                    ----             ------            ----            -------

Assets:
  United States Government & Agency Obligations                  $4,999,014        $4,999,014       $4,658,937        $4,658,937
  Commercial Paper                                                9,379,072         9,379,072       10,192,558        10,192,558
  Short-term Money Market Fund                                    3,767,598         3,767,598        3,268,402         3,268,402
                                                                  ---------         ---------        ---------        ----------

   Total Investments                                             18,145,684        18,145,684       18,119,897        18,119,897
                                                                 ==========        ----------     ============        ----------

   Cash                                                                                     0                              2,011
   Interest & Dividends Receivable                                                      3,278                              3,848
   Receivable for Securities Sold                                                           0                            750,000
                                                                                            -                         ----------

Total Assets:                                                                      18,148,962                         18,875,756
                                                                                   ==========                         ==========

Liabilities:
  Audit Fees Payable                                                                    4,264                              2,455
  Payable for Securities Purchased                                                          0                            849,469
                                                                                            -                         ----------

Total Liabilities                                                                       4,264                            851,924
                                                                                        -----                         ----------

Participants' Interest:
  $6.69 per unit on 2,713,839 units outstanding on 10/31/02                        18,144,698
                                                                                   ----------
  $6.71 per unit on  2,686,492 units outstanding on 01/31/03                                                          18,023,832
                                                                                                                      ----------

Total Liabilities and Participants' Interest                                      $18,148,962                        $18,875,756
                                                                                   ==========                         ==========


See note to Condensed Financial Statements
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following financial review presents management's discussion and analysis of the financial condition and results of operations of the Funds. This review highlights the material changes in the results of operations and statements of participants' interests for the period ended January 31, 2003. It should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2002. Results of operations for the periods in this review are not necessarily indicative of results to be attained during any future period.


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

POOLED EQUITY FUND
The rally that began in October carried on through November as indications of an imminent economic recovery continued to build. Technology and telecom led the way as money continued to move back into these hard hit sectors.

But the market couldn't bear the thought of ending the year on an upbeat note as December saw a broad-based pullback led by technology.

The stock market started the new year with a good rise. But as companies began to report their December quarter numbers it became clear the economic recovery still had not taken hold and the market gave up its gains and then some.

The Pooled Equity Fund added to the healthcare sector. New names include Amgen, Medtronic, Johnson and Johnson, and Merck, and we eliminated Bristol Myers. In the technology sector we eliminated IBM, Intel, and Harris Corp. We added to several existing positions and started a new position in Qualcom. Best Buy and Centurytel were other new names, and TXU Corp was eliminated.

POOLED DEBT FUND
The quarter ended 01/31/03 brought a reversal of the trends that had been driving the markets throughout the previous 18 months. Investors returned to low-quality corporate bond issues and "alternative" investments (foreign issues, etc). The Pooled Debt Fund maintained a high-quality bias. The uncertainty of the geopolitical environment continues to drive a disproportionate risk/reward profile for most corporate bonds. Consequently, as the low-quality sectors drove returns throughout the quarter, the Pooled Debt Fund returns lagged the general market.

The Pooled Debt Fund is maintaining a short duration posture and will seek to further increase mortgage holdings in preparation for rising rates, and it does not plan to make aggressive moves down the quality spectrum in corporate bonds. The disproportionate risk/reward profile for investment grade investors will preclude the Pooled Debt Fund from moving to the lowest levels of the investment grade market, at least for the time being.

POOLED INCOME FUND
The Pooled Income Fund continued to maintain a high-quality focus, seeking to provide preservation of principle, combined with reasonable returns for short-term (cash equivalent) investors. Within the short-term market, there has been a steady reduction in issuance by top-quality commercial paper issuers. Consequently, the Pooled Income Fund's holdings of agency discount notes gradually increased throughout the quarter.

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operation

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

Using a rate shock analysis of the securities in the Pooled Debt Fund on January 31, 2003, an immediate 100 and 200 basis point gain in interest rates would decrease the value 4.28% and 8.69% respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rates would cause a 3.14% and 6.51% increase respectively in the value of the portfolio.

An issuer of fixed-income securities may be unable to make interest payments and repay principal. Changes in an issuer's financial strength or in a security's credit rating may affect a security's value and, thus, impact a Fund performance.

The total current return on the Pooled Income Fund as of January 31, 2003 was 1.25%. Using a rate shock analysis of the securities in the Pooled Income Fund on January 31, 2003, an immediate 100 and 200 basis point gain in interest rates would result in a 1.21% and 1.16% return respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rates would result in a 1.30% and 1.35% total return of the portfolio.

Item 4. Controls and Procedures

     Within the 90-day period immediately preceding the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of the Company's "Disclosure Controls and Procedures" and believes as of the date of evaluation, that the Company's disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. As such term is used above, the Company's Disclosure Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date that the Company's Chief Executive Officer and Chief Financial Officer conducted their evaluations of the Disclosure Controls and Procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II -- OTHER INFORMATION

 Item 6.     Exhibits and
             Reports on Form 8-K.
 (a)         The following exhibits are filed herewith:
             99a CEO Certification Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
             99b CFO Certification Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
 (b)         Reports on Form 8-K

             No report on Form 8-K was required to be filed during the three months ended January 31, 2003.

========================================================
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      The Collective Investment
                                      Trust for Which
                                      UMB Bank, n.a. is Trustee


                                                         (Registrant)

                                         by UMB Bank, n.a. as trustee



                                       By: / s / R. Crosby Kemper III
                                           --------------------------------
Dated: March 24, 2003                      R. Crosby Kemper III
                                           Chief Executive Officer
                                           UMB Bank, n.a.


                                      By: / s / Daniel C. Stevens
                                      ------------------------------------
Dated: March 24, 2003                 Daniel C. Stevens
                                      Chief Financial Officer
                                      UMB Bank, n.a.

                                 CERTIFICATIONS

CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act

I, R. Crosby Kemper, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the Collective Investment Trust of which UMB Bank, n.a. is Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated: March 24, 2003

      /s/ R. Crosby Kemper, III
      -----------------------------
      Chief Executive Officer


                   CERTIFICATIONS

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

I, Daniel C. Stevens, certify that:

1.       I have reviewed this Quarterly Report as of January 31, 2003 on
         Form 10-Q for the Collective Investment Trust of which UMB Bank, n.a. is Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated: March 24, 2003



      /s/ Daniel C. Stevens
      ------------------------
      Chief Financial Officer