Form 10-Q
period 2003-04-30
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2003-06-13
CIK 206005

THE COLLECTIVE INVESTMENT TRUSTS
FORM 10-Q

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
MARK ONE
        / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

----------

            For the transition period from              to
                                          --------------  -------------
                        Commission File number: 2-58109

----------

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

----------

                                1010 Grand Avenue
                           Kansas City, Missouri 64106
                           ---------------------------
              (Address of principal executive offices and zip code)

----------

                                (816) 860-7000
                                --------------
              (Registrant's telephone number, including area code)

----------

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes /X/ No / /

The number of units of participation outstanding as of April 30, 2003.

                         Pooled Equity Fund - 7,255,408
                          Pooled Debt Fund - 5,395,026
                         Pooled Income Fund - 2,717,795

--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                              INTRODUCTORY COMMENTS

The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2002.
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of April 30, 2003, and the condensed results of their operations for the periods ended April 30, 2003 and 2002, and are of a normal recurring nature.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations


                                         Quarter Ending    Quarter Ending       FY Ended         Six Months        Six Months
                                             4/30/02           4/30/03          10/31/02       Ended 04/30/03    Ended 04/30/02
                                         --------------    --------------       --------       --------------    --------------
                                            Unaudited         Unaudited                           Unaudited         Unaudited
                                            ---------         ---------                           ---------         ---------

Investment Income
  Dividends                                $     255,819    $     261,773    $     217,111    $     488,040    $     507,353
  Interest                                        54,609           21,418        1,038,605           56,832          129,665
                                           -------------    -------------    -------------    -------------    -------------

Gross Investment Income                          310,428          283,191        1,255,716          544,872          637,018
                                           -------------    -------------    -------------    -------------    -------------

  Less: Audit Expense                             (4,854)          (7,314)         (20,990)         (12,934)          (9,749)
                                           -------------    -------------    -------------    -------------    -------------

  Net Investment Income                          305,574          275,877        1,234,726          531,938          627,269
                                           =============    =============    =============    =============    =============

Realized and Unrealized Gain (Loss) on Investments:

  Realized Gain (Loss) on Investments:
  Proceeds from Sales                         32,443,095          597,722      115,219,665        6,404,861       80,651,409
  Cost of Securities Sold                     33,358,222          660,917      122,945,688       10,933,959       84,864,631
                                           -------------    -------------    -------------    -------------    -------------

  Net Realized Gain (Loss)                      (915,127)         (63,195)      (7,726,023)      (4,529,098)      (4,213,222)
                                           -------------    -------------    -------------    -------------    -------------

Unrealized Gain (Loss) on Investments:
  Beginning of Period                          3,230,308       (6,136,041)      (4,555,044)      (9,053,956)      (4,555,044)
  End of Period                                1,288,256       (3,165,217)      (9,053,956)      (3,165,217)       1,288,256
                                           -------------    -------------    -------------    -------------    -------------

Net Unrealized Gain (Loss)                    (1,942,052)       2,970,824       (4,498,912)       5,888,739        5,843,300
                                           -------------    -------------    -------------    -------------    -------------

Net Realized and Unrealized Gain (Loss) on
   Investments                                (2,857,179)       2,907,629      (12,224,935)       1,359,641        1,630,078
                                           -------------    -------------    -------------    -------------    -------------

Net Increase (Decrease) in Net Assets Resulting from
Operations                                 $  (2,551,605)   $   3,183,506    $ (10,990,209)   $   1,891,579    $   2,257,347
                                           =============    =============    =============    =============    =============

See note to Condensed Financial Statements

-------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest


                                                   Quarter Ending   Quarter Ending      FY Ended       Six Months       Six Months
                                                      04/30/02         04/30/03         10/31/02     Ended 04/30/03   Ended 04/30/02
                                                   --------------   --------------      --------     --------------   --------------
                                                     Unaudited        Unaudited                         Unaudited       Unaudited
                                                     ---------        ---------                         ---------       ---------

Participants' Interest at Beginning of Period       $78,844,746      $57,577,737      $75,731,756      $59,746,468     $75,731,756

Changes from Investment Activities:
  Net Investment Income                                 305,574          275,877        1,234,726          531,938         627,269
  Net Realized Gain (Loss) on Investments              (915,127)         (63,195)      (7,726,023)      (4,529,098)     (4,213,222)
  Net Unrealized Gain (Loss) on Investments          (1,942,052)       2,970,824       (4,498,912)       5,888,739       5,843,300
                                                     -----------       ---------       -----------       ---------       ---------

   Net Increase (Decrease) from Investment
      Activities                                     (2,551,605)       3,183,506      (10,990,209)       1,891,579       2,257,347
                                                     -----------       ---------      ------------       ---------       ---------

Changes from Participating Unit Transactions:
  Received from Issuance of 184,860 units                              1,435,566                         2,014,172
  Received from Issuance of 152,126 units             1,532,779                         5,489,788                        2,408,604

  Payment on Redemption of 301,277 units                              (2,332,427)                       (3,787,837)
                                                                      -----------                       -----------
  Payment on Redemption of 251,886 units             (2,537,524)                      (10,484,867)                      (5,109,311)
                                                     -----------                      ------------                      -----------

   Net Increase (Decrease) from Participating Unit
   Transactions                                      (1,004,745)        (896,861)      (4,995,079)      (1,773,665)     (2,700,707)
                                                     -----------        ---------      -----------      -----------     -----------

Participants' Interest at End of Period             $75,288,396      $59,864,382      $59,746,468      $59,864,382     $75,288,396
                                                    ===========      ===========      ===========      ===========     ===========

See note to Condensed Financial Statements

-------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                        10/31/2002                              04/30/2003
                                                                                                                 Unaudited
                                                                                                                 ---------
                                                                   Cost            Market                 Cost             Market
                                                                   ----            ------                 ----             ------

Assets:
  Common Stock                                                 $57,982,818       $48,928,862          $57,293,314        $54,128,097
  Short-Term Money Market Fund                                  10,737,047        10,737,047            5,660,224          5,660,224
                                                                ----------        ----------            ---------          ---------

   Total Investments                                           $68,719,865        59,665,909          $62,953,538         59,788,321
                                                               ===========        ----------          ===========         ----------

   Cash                                                                                                                      19,138
   Interest & Dividends Receivable                                                   103,148                                 67,388
                                                                                     -------

Total Assets:                                                                     59,769,057                              59,874,847
                                                                                  ==========                              ==========

Liabilities:
  Disbursement in Excess of Demand Deposit Cash                                       10,970                                       0
  Audit Fees Payable                                                                  11,619                                  10,465
                                                                                      ------                                  ------


Total Liabilities                                                                     22,589                                  10,465
                                                                                      ------                                  ------

Participants' Interest:

$7.99 Per Unit on 7,479,229 Units Outstanding on 10/31/02                         59,746,468
                                                                                  ----------
$8.25 Per Unit on 7,255,408 Units Outstanding on 4/30/03                                                                  59,864,382
                                                                                                                          ----------

Total Liabilities and Participants' Interest                                     $59,769,057                             $59,874,847
                                                                                 ===========                             ===========

See note to Condensed Financial Statements

-------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations


                                                    Quarter Ending   Quarter Ending    FY Ended        Six Months      Six Months
                                                       04/30/02         04/30/03       10/31/02      Ended 04/30/03  Ended 04/30/02
                                                       --------         ---------      --------      --------------  --------------
                                                      Unaudited        Unaudited                       Unaudited        Unaudited
                                                      ---------        ---------                       ---------        ---------
Investment Income
  Interest                                             $782,709         $693,405      $3,103,543       $1,385,702       $1,588,728
                                                       --------         --------      ----------       ----------       ----------

   Gross Investment Income                              782,709          693,405       3,103,543        1,385,702        1,588,728
                                                        -------          -------       ---------        ---------        ---------

  Less:  Audit Expense                                   (4,892)          (5,794)        (21,740)         (11,783)          (9,761)
                                                         -------          -------        --------         --------          -------

   Net Investment Income                                777,817          687,611       3,081,803        1,373,919        1,578,967
                                                        -------          -------       ---------        ---------        ---------

Realized and Unrealized Gain (Loss) on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                               10,489,571        8,641,441      45,597,588       14,092,521       19,724,863
   Cost of Securities Sold                           10,393,793        8,373,692      44,788,932       13,757,115       19,389,597
                                                     ----------        ---------      ----------       ----------       ----------

  Net Realized Gain (Loss)                               95,778          267,749         808,656          335,406          335,266
                                                         ------          -------         -------          -------          -------

  Unrealized Gain (Loss) on Investments:
   Beginning of Period                                1,920,492        3,093,909       3,542,632        3,145,311        3,542,632
   End of Period                                      1,759,091        2,986,422       3,145,311        2,986,422        1,759,091
                                                      ---------        ---------       ---------        ---------        ---------

   Net Unrealized Gain (Loss)                          (161,401)        (107,487)       (397,321)        (158,889)      (1,783,541)
                                                       ---------        ---------       ---------        ---------      -----------

   Net Realized and Unrealized Gain (Loss)
      on Investments                                    (65,623)         160,262         411,335          176,517       (1,448,275)
                                                        --------         -------         -------          -------       -----------

   Net Increase (Decrease) in Net Assets
      Resulting from Operations                        $712,194         $847,873      $3,493,138       $1,550,436         $130,692
                                                       ========         ========      ==========       ==========         ========

See note to Condensed Financial Statements

--------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest


                                                    Quarter Ending   Quarter Ending      FY Ended        Six Months      Six Months
                                                      04/30/02         04/30/03         10/31/02      Ended 04/30/03  Ended 04/30/02
                                                      --------         --------         --------     --------------  --------------
                                                     Unaudited        Unaudited                         Unaudited        Unaudited
                                                     ---------        ---------                         ---------        ---------

Participants' Interest at Beginning of Period       $52,760,461      $52,403,204      $55,765,659      $51,780,674      $55,765,659
                                                    -----------      -----------      -----------      -----------      -----------

Changes from Investment Activities:
  Net Investment Income                                 777,817          687,611        3,081,803        1,373,919        1,578,967
  Net Realized Gain (Loss) on Investments                95,778          267,749          808,656          335,406          335,266
  Net Unrealized Gain (Loss) on Investments            (161,401)        (107,487)        (397,321)        (158,889)      (1,783,541)
                                                       ---------        ---------        ---------        ---------      -----------

  Net Increase (Decrease) from Investment Activities    712,194          847,873        3,493,138        1,550,436          130,692
                                                        -------          -------        ---------        ---------          -------

Changes from Participating Unit Transactions:
  Received from Issuance of 112,730 units                              1,098,609                         2,409,794
  Received from Issuance of 176,497 units             1,561,991                         5,374,411                         3,062,186

  Payment on Redemption of 151,472 units                              (1,471,898)                       (2,863,116)
                                                                      -----------                       -----------
  Payment on Redemption of 172,914 units             (1,525,098)                      (12,852,534)                       (5,448,989)
                                                     -----------                      ------------                       -----------

   Net Increase (Decrease) from Participating
       Unit Transactions                                 36,893         (373,289)      (7,478,123)        (453,322)      (2,386,803)
                                                         ------         ---------      -----------        ---------      -----------

Participants' Interest at End of Period             $53,509,548      $52,877,788      $51,780,674      $52,877,788      $53,509,548
                                                    ===========      ===========      ===========      ===========      ===========

See note to Condensed Financial Statements

--------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                     10/31/2002                             04/30/2003
                                                                                                             Unaudited
                                                                                                             ---------
                                                               Cost             Market                Cost             Market
                                                               ----             ------                ----             ------
Assets:
  United States Government & Agency Obligations            $33,833,979       $36,203,454         $31,894,030         $34,033,672
  Corporate Bonds                                           14,366,808        15,142,644          16,080,541          16,927,321
  Short-term Money Market Fund                                       0                 0           1,341,104           1,341,104
                                                                     -                 -           ---------           ---------

   Total Investments                                       $48,200,787        51,346,098         $49,315,675          52,302,097
                                                           ===========        ----------         ===========          ----------

   Interest Receivable                                                           622,422                                 591,536

Total Assets:                                                                 51,968,520                              52,893,633
                                                                              ==========                              ==========

Liabilities:
  Audit Fees Payable                                                              11,618                                  11,190
  Disbursements in excess of demand deposit cash                                 176,228                                   4,655
                                                                                 -------                                   -----

Total Liabilities                                                                187,846                                  15,845
                                                                                 -------                                  ------

Participants' Interest:

  $9.51 per unit on 5,442,193 units outstanding 10/31/02                      51,780,674
                                                                              ----------
  $9.80 per unit on 5,395,026 units outstanding 4/30/03                                                               52,877,788
                                                                                                                      ----------

Total Liabilities and Participants' Interest                                 $51,968,520                             $52,893,633
                                                                             ===========                             ===========

See note to Condensed Financial Statements

-------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations

                                                     Quarter Ending   Quarter Ending   FY Ended        Six Months      Six Months
                                                        04/30/02         04/30/03      10/31/02      Ended 04/30/03  Ended 04/30/02
                                                        --------         --------      --------      --------------  --------------
                                                       Unaudited        Unaudited                      Unaudited        Unaudited
                                                       ---------                                       ---------        ---------

Interest Income
  Interest                                              $90,461          $56,964         $369,102         $121,246         $193,955
                                                        -------          -------         --------         --------         --------

Less:  Audit Expense                                     (1,760)          (1,997)          (7,659)          (4,061)          (3,530)
                                                         -------          -------          -------          -------          -------

  Net Investment Income                                  88,701           54,967          361,443          117,185          190,425
                                                         ======           ======          =======          =======          =======

Realized and Unrealized Gain (Loss) on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                               49,774,000       45,606,000      346,700,568       84,990,000       91,393,000
   Cost of Securities Sold                           49,774,000       45,606,000      346,700,568       84,990,000       91,393,000
                                                     ----------       ----------      -----------       ----------       ----------

  Net Realized Gain (Loss)                                    0                0                0                0                0

Unrealized Gain (Loss) on Investments:
  Beginning of Period                                         0                0                0                0                0
  End of Period                                               0                0                0                0                0
                                                              -                -                -                -                -

Net Unrealized Gain (Loss)                                    0                0                0                0                0
                                                              -                -                -                -                -

  Net Realized and Unrealized Gain on Investments             0                0                0                0                0
                                                              -                -                -                -                -

  Net Increase in Net Assets Resulting from Operations  $88,701          $54,967         $361,443         $117,185         $190,425
                                                        =======          =======         ========         ========         ========

See note to Condensed Financial Statements

--------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest

                                                     Quarter Ending   Quarter Ending   FY Ended        Six Months      Six Months
                                                        04/30/02         04/30/03      10/31/02      Ended 04/30/03  Ended 04/30/02
                                                        --------         --------      --------      --------------  --------------
                                                       Unaudited        Unaudited                      Unaudited        Unaudited
                                                       ---------        ---------                      ---------        ---------

Participants' Interest at Beginning of Period        $20,282,796      $18,023,832   $20,420,751      $18,144,698      $20,420,751
                                                     -----------      -----------   -----------      -----------      -----------

Changes from Investment Activities:
  Net Investment Income                                   88,701           54,967       361,443          117,185          190,425
  Net Realized Gain (Loss) on Investments                      0                0             0                0                0
  Net Unrealized Gain (Loss) on Investments                    0                0             0                0                0
                                                               -                -             -                -                -

  Net Increase (Decrease) from Investment Activities      88,701           54,967       361,443          117,185          190,425
                                                          ------           ------       -------          -------          -------

Changes from Participating Unit Transactions:
  Received from Issuance on 109,601 units                                 736,231                      1,286,524
  Received from Issuance on 183,859 units              1,215,266                      3,548,299                         2,098,615

  Payment on Redemption of 78,299 units                                  (526,255)                    (1,259,632)
                                                                         ---------                    -----------
  Payment on Redemption of 141,512 units                (936,027)                    (6,185,795)                       (2,059,055)
                                                        ---------                    -----------                       -----------

   Net Increase (Decrease) from Participating
      Unit Transactions                                  279,239          209,976    (2,637,496)          26,892           39,560
                                                         -------          -------     ---------           ------           ------

Participants' Interest at End of Period              $20,650,736      $18,288,775   $18,144,698      $18,288,775      $20,650,736
                                                     ===========      ===========   ===========      ===========      ===========

See note to Condensed Financial Statements

-------------------------------------------------------------------------------

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities

                                                                           10/31/2002                          04/30/2003
                                                                                                                Unaudited
                                                                                                                ---------
                                                                     Cost             Market             Cost             Market
                                                                     ----             ------             ----             ------
Assets:
  United States Government & Agency Obligations                   $4,999,014        $4,999,014         1,706,856         1,706,856
  Commercial Paper                                                 9,379,072         9,379,072        14,442,795        14,442,795
  Short-term Money Market Fund                                     3,767,598         3,767,598         2,995,213         2,995,213
                                                                   ---------         ---------         ---------         ---------

   Total Investments                                             $18,145,684        18,145,684       $19,144,864        19,144,864
                                                                 ===========        ----------       ===========        ==========

   Interest & Dividends Receivable                                                       3,278                               2,658

Total Assets:                                                                       18,148,962                          19,147,522
                                                                                    ==========                          ==========

Liabilities:
  Audit Fees Payable                                                                     4,264                               3,848
  Disbursements in Excess of Demand Deposit Cash                                             0                               5,562
  Payable for Securities Purchased                                                           0                             849,337
                                                                                             -                       -------------

Total Liabilities                                                                        4,264                             858,747
                                                                                         -----                       -------------

Participants' Interest:
  $6.69 per unit on 2,713,839 units outstanding on 10/31/02                         18,144,698
                                                                                    ----------
  $6.73 per unit on 2,717,795 units outstanding on 4/30/02                                                           18,288,775
                                                                                                                        ----------

Total Liabilities and Participants' Interest                                       $18,148,962                          19,147,522
                                                                                   ===========                          ==========

See note to Condensed Financial Statements

-------------------------------------------------------------------------------

                                     ITEM 2.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following financial review presents management's discussion and analysis of the financial condition and results of operations of the Funds. This review highlights the material changes in the results of operations and statements of participants' interests for the period ended April 30, 2003. It should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2002. Results of operations for the periods in this review are not necessarily indicative of results to be attained during any future period.

Forward Looking Statements
Estimates and forward looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions that are beyond the Funds' ability to control or estimate precisely. Forward looking statements are based on current financial and economic data and management's expectations concerning future developments and their effects. Actual results and outcomes could differ materially from management's current expectations, and could cause future results to differ materially from those expressed in the forward looking statements. Factors that could cause material differences in actual operation results include, but are not limited to, the impact of competition; changes in legal or regulatory requirements or restrictions; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; or changes in values of securities traded in the equity markets; and disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure. While the Funds periodically reassesses material trends and uncertainties affecting the Funds' results of operations and financial condition in connection with the preparation of management's discussion and analysis contained in the Funds' annual and quarterly reports, the Funds do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

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

                               POOLED EQUITY FUND
The quarter ended April 30, 2003 was very strong for both the Pooled Equity Fund and the S&P 500 Index. After seeing little direction exhibited in the equity market early in the quarter, a small loss in February mostly offset by a small gain in March, stocks moved sharply higher in April. The final result was one of the best quarterly performances for stocks over the last several years.

The catalyst for the move in stocks was our rapid progress in the conflict in Iraq. The quick control of the country gained by U.S. troops, without encountering retaliation via weapons of mass destruction, was a welcome relief for investors. With this uncertainty removed stocks made a sharp advance in April to finish the quarter with a gain of 7.64% for the S&P 500 Index and 5.65% for the Pooled Equity Fund.

Most sectors participated in the gains as only the Consumer Staples and Telecom Services sectors posted declines in the Index. All sectors in the fund had positive returns with the strongest being in the most economically sensitive groups including double digit returns in Industrials and Materials. These groups benefited from the expectations of an improving economy that would result from the lowered level of geopolitical risk.

Performance of the fund was hurt primarily by sector weighting differences between the Fund and the index. The Fund's underweighting in Financials and Consumer Discretionary caused more than half of the relative underperformance. The benefit to the Fund from an overweight in Consumer Staples, along with good stock selection in this group, was negated by an underweight in Technology.

Individual stock performance in the Fund was led by Best Buy and Devry, both up over 30% for the quarter. On the downside, Qualcomm was the worst performing stock in the Fund, declining over 15%, followed by State Street's almost 12% fall.

                                POOLED DEBT FUND
The quarter ended April 30, 2003 was a continuation of the trends that started during the previous quarter. Fixed Income investors continued to move heavily into low-quality corporate bond holdings, hoping to take advantage of a broad economic recovery.

While many fixed income managers felt comfortable making aggressive moves into low-quality issues, we continue to feel that a high-quality bias is called for. The uncertainty of the geopolitical environment continues to drive a disproportionate risk/reward profile for most corporate bonds. We feel that the volatility of the corporate sector has escalated to a level that makes it unwise for conservative investors to enter the low-quality sectors of the market.

Relative yields in high-quality corporate bonds have moved to historically low levels (indicating extreme over-valuation for the sector). Consequently, our returns lagged the general market, due to our high-quality profile.

The FOMC has a massive liquidity campaign in place and global factors might be pointing toward a continuing weakening of the dollar. Consequently, we are maintaining a short duration posture. We will seek to further increase mortgage holdings in preparation for rising rates.

                               POOLED INCOME FUND
The Fund continues to be invested in short-term US government and agency obligations, and high-quality commercial paper. The Fund's quarterly return was 0.29%. The 1-year return was 1.51%. The Fund has an average maturity of 15 days.

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

Using a rate shock analysis of the securities in the Pooled Debt Fund on April 30, 2003, an immediate 100 and 200 basis point gain in interest rates would decrease the value 4.00% and 8.19% respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rates would cause a 3.29% and 6.68% increase respectively in the value of the portfolio.

An issuer of fixed-income securities may be unable to make interest payments and repay principal. Changes in an issuer's financial strength or in a security's credit rating may affect a security's value and, thus, impact a Fund performance.

The total current return on the Pooled Income Fund as of April 30, 2003 was 1.23%. Using a rate shock analysis of the securities in the Pooled Income Fund on April 30, 2003, an immediate 100 and 200 basis point gain in interest rates would result in a 1.18% and 1.14% return respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rates would result in a 1.28% and 1.32% total return of the portfolio.

                                     ITEM 4.
                             CONTROLS AND PROCEDURES

Within the 90-day period immediately preceding the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of the Company's "Disclosure Controls and Procedures" and believes as of the date of evaluation, that the Company's disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. As such term is used above, the Company's Disclosure Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act o f 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date that the Company's Chief Executive Officer and Chief Financial Officer conducted their evaluations of the Disclosure Controls and Procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.
-------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

                                     ITEM 6.
                         EXHIBITS AND REPORTS ON FORM 8K


(a)  The following exhibits are filed herewith:
     99a CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99b CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
     No report on Form 8-K was required to be filed during the three months ended April 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Collective Investment Trust for which UMB Bank, n.a. is Trustee

(Registrant)

By: / s / R. Crosby Kemper III


Dated June 13, 2003           R. Crosby Kemper III
                              Chief Executive Officer
                              UMB Bank, n.a.


By: / s / Daniel C. Stevens

Dated June 13, 2003           Daniel C. Stevens
                              Chief Financial Officer
                              UMB Bank, n.a.


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: June 13, 2003

/ s/  R. Crosby Kemper, III
Chief Executive Officer



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: June 13, 2003

/ s/  Daniel C. Stevens
Chief Financial Officer

                                    EXHIBITS

Exhibit 99(a)

In connection with the quarterly report of the Collective Investment Trust of which UMB Bank, n.a. is Trustee filed on Form 10-q for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Crosby Kemper, III, Chief Executive Officer of UMB Bank, n.a., hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

      Dated: June 13, 2003
      / s / R. Crosby Kemper, III
      Chief Executive Officer


Exhibit 99(b)

In connection with the quarterly report of the Collective Investment Trust of which UMB Bank, n.a. is Trustee filed on Form 10-q for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel C. Stevens, Chief Financial Officer of UMB Bank, n.a., hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

      Dated: June 13, 2003
      / s / Daniel C. Stevens
      Chief Financial Officer

-------------------------------------------------------------------------------