Form 10-Q
period 2003-07-31
COLLECTIVE INVESTMENT TRUSTS FOR UNITED MISSOURI BANK N A
filed 2003-09-15
CIK 206005

THE COLLECTIVE INVESTMENT TRUSTS
FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
MARK ONE

        / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

The number of units of participation outstanding as of July 31, 2003.

                         Pooled Equity Fund - 6,908,393
                          Pooled Debt Fund - 5,031,312
                         Pooled Income Fund - 2,648,454

--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              INTRODUCTORY COMMENTS

The Condensed Financial Statements included herein have been prepared by the Trustee, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. These Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2002.
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Funds' condensed financial position as of July 31, 2003, and the condensed results of their operations for the periods ended July 31, 2003 and 2002, and are of a normal recurring nature.

UMB BANK, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Operations


                                                       Quarter Ending  Quarter Ending   FY Ended      Nine Months     Nine Months
                                                          07/31/02        07/31/03      10/31/02    Ended 07/31/03  Ended 07/31/02
                                                          --------        --------      --------    --------------  --------------
                                                          Unaudited       Unaudited                    Unaudited       Unaudited
                                                          ---------       ---------                    ---------       ---------
Investment Income
  Dividends                                            $     260,296  $     221,356  $     217,111  $     709,396  $     767,649
  Interest                                                    40,442         14,954      1,038,605         71,786        170,107
                                                       -------------  -------------  -------------  -------------  -------------

Gross Investment Income                                      300,738        236,310      1,255,716        781,182        937,756
                                                       -------------  -------------  -------------  -------------  -------------

  Less: Audit Expense                                         (5,620)        (5,620)       (20,990)       (18,554)       (15,369)
                                                       -------------  -------------  -------------  -------------  -------------

  Net Investment Income                                      295,118        230,690      1,234,726        762,628        922,387
                                                       =============  =============  =============  =============  =============


Realized and Unrealized Gain (Loss) on Investments:

  Realized Gain (Loss) on Investments:
  Proceeds from Sales                                      8,462,229      3,863,859    115,219,665     10,268,720     89,113,638
  Cost of Securities Sold                                  9,217,280      3,688,697    122,945,688     14,622,656     94,081,911
                                                       -------------  -------------  -------------  -------------  -------------

  Net Realized Gain (Loss)                                  (755,051)       175,162     (7,726,023)    (4,353,936)    (4,968,273)
                                                       -------------  -------------  -------------  -------------  -------------

Unrealized Gain (Loss) on Investments:
  Beginning of Period                                      1,288,256     (3,165,217)    (4,555,044)    (9,053,956)    (4,555,044)
  End of Period                                           (7,800,866)     2,576,134     (9,053,956)     2,576,134     (7,800,866)
                                                       -------------  -------------  -------------  -------------  -------------

Net Unrealized Gain (Loss)                                (9,089,122)     5,741,351     (4,498,912)    11,630,090     (3,245,822)
                                                       -------------  -------------  -------------  -------------  -------------

Net Realized and Unrealized Gain (Loss) on Investments    (9,844,173)     5,916,513    (12,224,935)     7,276,154     (8,214,095)
                                                       -------------  -------------  -------------  -------------  -------------

Net Increase (Decrease) in Net Assets Resulting from
Operations                                             $  (9,549,055) $   6,147,203  $ (10,990,209) $   8,038,782  $  (7,291,708)
                                                       =============  =============  =============  =============  =============


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Participants' Interest


                                                      Quarter Ending   Quarter Ending    FY Ended      Nine Months     Nine Months
                                                         07/31/02         07/31/03       10/31/02    Ended 07/31/03   Ended 07/31/02
                                                         --------         --------       --------    --------------   --------------
                                                        Unaudited        Unaudited                      Unaudited       Unaudited
                                                        ---------        ---------                      ---------       ---------

Participants' Interest at Beginning of Period          $ 75,288,396    $ 59,864,382    $ 75,731,756    $ 59,746,468    $ 75,731,756

Changes from Investment Activities:
  Net Investment Income                                     295,118         230,690       1,234,726         762,628         922,387
  Net Realized Gain (Loss) on Investments                  (755,051)        175,162      (7,726,023)     (4,353,936)     (4,968,273)
  Net Unrealized Gain (Loss) on Investments              (9,089,122)      5,741,351      (4,498,912)     11,630,090      (3,245,822)
                                                       ------------    ------------    ------------    ------------    ------------

   Net Increase (Decrease) from Investment Activities    (9,549,055)      6,147,203     (10,990,209)      8,038,782      (7,291,708)
                                                       ------------    ------------    ------------    ------------    ------------

Changes from Participating Unit Transactions:
  Received from Issuance of 93,383 units                                    820,907                       2,835,079
  Received from Issuance of 157,781 units                 1,433,537                       5,489,788                       3,842,140

  Payment on Redemption on 440,398 units                                 (3,850,095)                     (7,637,932)
                                                                       ------------                    ------------
  Payment on Redemption on 265,505 units                 (2,416,893)                    (10,484,867)                     (7,526,203)
                                                       ------------                    ------------                    ------------


   Net (Decrease) from Participating Unit Transactions     (983,356)     (3,029,188)     (4,995,079)     (4,802,853)     (3,684,063)
                                                       ------------    ------------    ------------    ------------    ------------

Participants' Interest at End of Period                $ 64,755,985    $ 62,982,397    $ 59,746,468    $ 62,982,397    $ 64,755,985
                                                       ============    ============    ============    ============    ============


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Equity Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                    10/31/2002                  07/31/2003
                                                                                                Unaudited
                                                                                                ---------
                                                                Cost         Market         Cost        Market
                                                                ----         ------         ----        ------

Assets:
  Common Stock                                              $57,982,818   $48,928,862   $55,316,066   $57,892,200
  Short-Term Money Market Fund                               10,737,047    10,737,047     5,336,203     5,336,203
                                                            -----------   -----------   -----------   ----------

                                                            $68,719,865    59,665,909   $60,652,269    63,228,403
                                                            ===========   ===========   ===========   ===========
   Total Investments

   Interest & Dividends Receivable                                            103,148                      62,838

Total Assets:                                                              59,769,057                  63,291,241
                                                                          ===========                  ==========

Liabilities:
  Disbursement in Excess of Demand Deposit Cash                                10,970                     293,958
  Audit Fees Payable                                                           11,619                      14,886
                                                                          -----------                  ----------


Total Liabilities                                                              22,589                     308,844
                                                                          -----------                  ----------

Participants' Interest:

$7.99 Per Unit on 7,479,229 Units Outstanding on 10/31/02                  59,746,468
                                                                          -----------
$9.12 Per Unit on 6,908,393 Units Outstanding on 7/31/03                                               62,982,397
                                                                                                      -----------
Total Liabilities and Participants' Interest                              $59,769,057                 $63,291,241
                                                                          ===========                 ===========


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Operations



                                                             Quarter Ending Quarter Ending  FY Ended   Nine Months     Nine Months
                                                                07/31/02       07/31/03     10/31/02  Ended 07/31/03 Ended 07/31/02
                                                                --------       --------     --------  -------------- --------------
                                                               Unaudited      Unaudited                 Unaudited       Unaudited
                                                               ---------      ---------                 ---------       ---------

Investment Income
  Interest                                                    $    766,619  $    665,640  $  3,103,543  $  2,051,342  $  2,355,347
                                                              ------------  ------------  ------------  ------------  ------------

   Gross Investment Income                                         766,619       665,640     3,103,543     2,051,342     2,355,347
                                                              ------------  ------------  ------------  ------------  ------------

  Less:  Audit Expense                                              (5,989)       (5,989)      (21,740)      (17,772)      (15,750)
                                                              ------------  ------------  ------------  ------------  ------------

   Net Investment Income                                           760,630       659,651     3,081,803     2,033,570     2,339,597
                                                              ------------  ------------  ------------  ------------  ------------

Realized and Unrealized Gain (Loss) on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                                           1,834,768     4,366,905    45,597,588    18,459,426    21,559,631
   Cost of Securities Sold                                       1,807,431     4,271,614    44,788,932    18,028,729    21,197,028
                                                              ------------  ------------  ------------  ------------  ------------

  Net Realized Gain                                                 27,337        95,291       808,656       430,697       362,603
                                                              ------------  ------------  ------------  ------------  ------------

  Unrealized Gain (Loss) on Investments:
   Beginning of Period                                           1,759,091     2,986,422     3,542,632     3,145,311     3,542,632
   End of Period                                                 2,880,964     1,465,980     3,145,311     1,465,980     2,880,964
                                                              ------------  ------------  ------------  ------------  ------------

   Net Unrealized Gain (Loss)                                    1,121,873    (1,520,442)     (397,321)   (1,679,331)     (661,668)
                                                              ------------  ------------  ------------  ------------  ------------

   Net Realized and Unrealized Gain (Loss) on Investments        1,149,210    (1,425,151)      411,335    (1,248,634)     (299,065)
                                                              ------------  ------------  ------------  ------------  ------------

   Net Increase (Decrease) in Net Assets
      Resulting from Operations
                                                              $  1,909,840  $   (765,500) $  3,493,138  $    784,936  $  2,040,532
                                                              ============  ============  ============  ============  ============


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Participants' Interest


                                                      Quarter Ending  Quarter Ending    FY Ended     Nine Months      Nine Months
                                                         07/31/02        07/31/03       10/31/02    Ended 07/31/03  Ended 07/31/02
                                                         --------        --------       --------    --------------  --------------
                                                        Unaudited       Unaudited                     Unaudited        Unaudited
                                                        ---------       ---------                     ---------        ---------

Participants' Interest at Beginning of Period          $ 53,509,548    $ 52,877,788    $ 55,765,659   $ 51,780,674    $ 55,765,659
                                                       ------------    ------------    ------------   ------------    ------------

Changes from Investment Activities:
  Net Investment Income                                     760,630         659,651       3,081,803      2,033,570       2,339,597
  Net Realized Gain (Loss) on Investments                    27,337          95,291         808,656        430,697         362,603
  Net Unrealized Gain (Loss) on Investments               1,121,873      (1,520,442)       (397,321)    (1,679,331)       (661,668)
                                                       ------------    ------------    ------------   ------------    ------------

  Net Increase (Decrease) from Investment Activities      1,909,840        (765,500)      3,493,138        784,936       2,040,532
                                                       ------------    ------------    ------------   ------------    ------------

Changes from Participating Unit Transactions:
  Received from Issuance of 60,752 units                                    603,141                      3,012,935
  Received from Issuance of 132,075 units                 1,200,813                       5,374,411                      4,262,999

  Payment on Redemption on 424,466 units                                 (4,195,608)                    (7,058,724)
                                                                       ------------                   ------------
  Payment on Redemption on 387,850 units                 (3,509,320)                    (12,852,534)                    (8,958,309)
                                                       ------------                    ------------                   ------------

   Net (Decrease) from Participating Unit Transactions   (2,308,507)     (3,592,467)     (7,478,123)    (4,045,789)     (4,695,310)
                                                       ------------    ------------    ------------   ------------    ------------

Participants' Interest at End of Period                $ 53,110,881    $ 48,519,821    $ 51,780,674   $ 48,519,821    $ 53,110,881
                                                       ============    ============    ============   ============    ============


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Debt Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                   10/31/2002                   07/31/2003
                                                                                                Unaudited
                                                                                                ---------
                                                               Cost         Market         Cost         Market
                                                               ----         ------         ----         ------

Assets:
  United States Government & Agency Obligations             $33,833,979   $36,203,454   $32,212,767   $33,194,573
  Corporate Bonds                                            14,366,808    15,142,644    15,076,938    15,561,112
                                                            -----------   -----------   -----------   -----------

   Total Investments                                        $48,200,787    51,346,098   $47,289,705    48,755,685
                                                            ===========   ===========   ===========   ===========

   Interest Receivable                                                        622,422                     657,644

Total Assets:                                                              51,968,520                  49,413,329
                                                                          ===========                 ===========

Liabilities:
  Audit Fees Payable                                                           11,618                      15,979
  Disbursements in excess of demand deposit cash                              176,228                     877,529
                                                                          -----------                 -----------

Total Liabilities                                                             187,846                     893,508
                                                                          -----------                 -----------

Participants' Interest:

$9.51 per unit on 5,442,193 units outstanding on 10/31/02                  51,780,674
                                                                          -----------
$9.64 per unit on 5,031,312 units outstanding on 7/31/03                                               48,519,821
                                                                                                      -----------

Total Liabilities and Participants' Interest                              $51,968,520                 $49,413,329
                                                                          ===========                 ===========


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Operations


                                                       Quarter Ending Quarter Ending    FY Ended    Nine Months      Nine Months
                                                          07/31/02       07/31/03       10/31/02   Ended 07/31/03  Ended 07/31/02
                                                          --------       --------       --------   --------------  --------------
                                                         Unaudited      Unaudited                    Unaudited        Unaudited
                                                         ---------      ---------                    ---------        ---------

Interest Income
  Interest                                             $      92,222  $      51,876  $     369,102  $     173,122  $     286,177
                                                       -------------  -------------  -------------  -------------  -------------

Less:  Audit Expense                                          (2,065)        (2,065)        (7,659)        (6,126)        (5,595)
                                                       -------------  -------------  -------------  -------------  -------------

  Net Investment Income                                       90,157         49,811        361,443        166,996        280,582
                                                       =============  =============  =============  =============  =============

Realized and Unrealized Gain (Loss) on Investments:
  Realized Gain (Loss) on Investments:
   Proceeds from Sales                                    56,220,000     53,757,000    346,700,568    138,747,000    147,613,000
   Cost of Securities Sold                                56,220,000     53,757,000    346,700,568    138,747,000    147,613,000
                                                       -------------  -------------  -------------  -------------  -------------

  Net Realized Gain (Loss)                                         0              0              0              0              0

Unrealized Gain (Loss) on Investments:
  Beginning of Period                                              0              0              0              0              0
  End of Period                                                    0              0              0              0              0
                                                       -------------  -------------  -------------  -------------  -------------

Net Unrealized Gain (Loss)                                         0              0              0              0              0

  Net Realized and Unrealized Gain on Investments                  0              0              0              0              0
                                                       -------------  -------------  -------------  -------------  -------------

  Net Increase in Net Assets Resulting from Operations $      90,157  $      49,811  $     361,443  $     166,996  $     280,582
                                                       =============  =============  =============  =============  =============


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Participants' Interest

                                                       Quarter Ending  Quarter Ending   FY Ended    Nine Months      Nine Months
                                                          07/31/02        07/31/03      10/31/02   Ended 07/31/03  Ended 07/31/02
                                                          --------        --------      --------   --------------  --------------
                                                         Unaudited       Unaudited                   Unaudited        Unaudited
                                                         ---------       ---------                   ---------        ---------

Participants' Interest at Beginning of Period           $ 20,650,736   $ 18,288,775   $ 20,420,751   $ 18,144,698   $ 20,420,751
                                                        ------------   ------------   ------------   ------------   ------------

Changes from Investment Activities:
  Net Investment Income                                       90,157         49,811        361,443        166,996        280,582
  Net Realized Gain (Loss) on Investments                          0              0              0              0              0
  Net Unrealized Gain (Loss) on Investments                        0              0              0              0              0
                                                        ------------   ------------   ------------   ------------   ------------

  Net Increase from Investment Activities                     90,157         49,811        361,443        166,996        280,582
                                                        ------------   ------------   ------------   ------------   ------------

Changes from Participating Unit Transactions:
  Received from Issuance of 119,083 units                                   802,321                     2,088,845
  Received from Issuance of 89,507 units                     594,413                     3,548,299                     2,693,029

  Payment on Redemption on 188,424 units                                 (1,270,582)                   (2,530,214)
                                                                       ------------                  ------------
  Payment on Redemption on 176,103 units                  (1,170,348)                   (6,185,795)                   (3,229,404)
                                                        ------------                  ------------                  ------------

   Net (Decrease) from Participating Unit Transactions      (575,935)      (468,261)    (2,637,496)      (441,369)      (536,375)
                                                        ------------   ------------   ------------   ------------   ------------

Participants' Interest at End of Period                 $ 20,164,958   $ 17,870,325   $ 18,144,698   $ 17,870,325   $ 20,164,958
                                                        ============   ============   ============   ============   ============


See note to Condensed Financial Statements

================================================================================

UMB Bank, n.a.
Pooled Income Fund for Employees Trusts
Statements of Assets and Liabilities


                                                                    10/31/2002                 07/31/2003
                                                                                               Unaudited
                                                                                               ---------
                                                                 Cost        Market        Cost        Market
                                                                 ----        ------        ----        ------

Assets:
  United States Government & Agency Obligations              $ 4,999,014  $ 4,999,014    7,614,341    7,614,341
  Commercial Paper                                             9,379,072    9,379,072    7,842,927    7,842,927
  Short-term Money Market Fund                                 3,767,598    3,767,598    3,083,076    3,083,076
                                                             -----------  -----------  -----------  ----------

   Total Investments                                         $18,145,684   18,145,684  $18,540,344   18,540,344
                                                             ===========  -----------  ===========  -----------

   Cash                                                                                                 826,794
   Interest & Dividends Receivable                                              3,278                     2,189

Total Assets:                                                              18,148,962                19,369,327
                                                                          ===========                ==========

Liabilities:
  Audit Fees Payable                                                            4,264                     3,512
  Payable for Securities Purchased                                                  0                 1,495,490
                                                                          -----------                ----------

Total Liabilities                                                               4,264                 1,499,002
                                                                          -----------                ----------

Participants' Interest:
  $6.69 per unit on 2,713,839 units outstanding on 10/31/02                18,144,698
                                                                          -----------
  $6.75 per unit on 2,648,454 units outstanding on 7/31/03                                           17,870,325
                                                                                                    -----------
Total Liabilities and Participants' Interest                              $18,148,962               $19,369,327
                                                                          ===========                ==========


See note to Condensed Financial Statements

================================================================================

                                     ITEM 2.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following financial review presents management's discussion and analysis of the financial condition and results of operations of the Funds. This review highlights the material changes in the results of operations and statements of participants' interests for the period ended July 31, 2003. It should be read in conjunction with the financial statements and the notes thereto included in the Collective Investment Trusts' Annual Report on Form 10-K for the year ended October 31, 2002. Results of operations for the periods in this review are not necessarily indicative of results to be attained during any future period.

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

On May 21, 2003, UMB Bank, n.a. announced its intent to sell all of its employee benefit business to Marshall and Ilsley Trust Company of Milwaukee, Wisconsin ("M&I"). The Pooled Funds held within the employee benefit accounts may not be transferred to M&I. Therefore, UMB Bank, n.a. will be closing the Pooled Funds on September 15, 2003.

                               POOLED EQUITY FUND
As evidence of an improving economy continues to build, the stock market is responding in a very positive fashion. After a strong April quarter the Pooled Equity Fund followed that with a return of 10.49% for the July quarter. This brought the Fund's return for the year to date to 14.25%. This compares to the S&P 500 Index's return of 8.49% for the quarter and 13.73% for the year.

All sectors of the portfolio and the Index had positive returns for the quarter. Very strong performance from the Fund's holdings in the Financials and Health Care sectors were the primary contributors to the outperformance for the period. Financials were led by Merrill Lynch and State Street, two companies that directly benefit from an improving economy and stock market. The Fund's position in Genentech drove performance in the Health Care sector. This stock returned 113% for the quarter after announcing good results for a new drug.

Relative performance was hurt by the returns of the Index's holdings in the Technology sector. Several smaller or more speculative companies in the Index experienced very high returns for the quarter. The Fund's holdings in larger cap, higher quality companies could not keep up with this performance.

                                POOLED DEBT FUND
The quarter ended July 31, 2003, was a continuation of the trends that started during the previous quarter. Fixed Income investors continued to move heavily into low-quality corporate bond holdings, hoping to take advantage of a broad economic recovery.

As stated in the last update, while many fixed income managers felt comfortable making aggressive moves into low-quality issues, we continue to feel that a high-quality bias is called for. We feel that the volatility of the corporate sector has escalated to a level that makes it unwise for conservative investors to enter the low-quality sectors of the market.

Consequently, our returns lagged the general market, due to our high-quality profile. We remain convinced that our high-quality bias will continue to provide a more attractive risk/reward profile for investors with a long-term horizon.

July witnessed investors driving rates sharply higher, as strong economic news fostered fears of inflation. Our short duration posture was appropriate. However, a wave of concern over the GSEs offset the positive duration effects. We believe that the concerns are over done, and intend to hold steady with our exposure to FNMA and FHLMC.

We do believe that a modest recovery is underway. Therefore, we intend to maintain our short duration posture and will work to increase exposure to mortgages and high-quality corporates.

                               POOLED INCOME FUND
The Fund continues to be invested in short-term US government and agency obligations, and high-quality commercial paper. The Fund's quarterly return was 0.30%. The 1-year return was 1.35%. The Fund has an average maturity of 20 days.

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

Using a rate shock analysis of the securities in the Pooled Debt Fund on July 31, 2003, an immediate 100 and 200 basis point gain in interest rates would decrease the value 4.73% and 9.16% respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rated would cause a 3.84% and 7.45% increase respectively in the value of the portfolio.

An issuer of fixed-income securities may be unable to make interest payments and repay principal. Changes in an issuer's financial strength or in a security's credit rating may affect a security's value and, thus, impact a Fund performance.

The total current return on the Pooled Income Fund as of July 31, 2003 was 1.03%. Using a rate shock analysis of the securities in the Pooled Income Fund on April 30, 2003, an immediate 100 and 200 basis point gain in interest rates would result in a 0.98% and 0.93% return respectively in the portfolio value. An immediate 100 and 200 basis point decrease in interest rates would result in a 1.06% and 1.06% total return of the portfolio.

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

(b) Reports on Form 8-K
            No report on Form 8-K was required to be filed during the three months ended July 31, 2003.

================================================================================


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Collective Investment Trust for which UMB Bank, n.a. is Trustee


(Registrant)

By: / s / R. Crosby Kemper III


Dated September 12, 2003                  R. Crosby Kemper III
                                          Chief Executive Officer
                                          UMB Bank, n.a.


By: / s / Daniel C. Stevens

Dated September 12, 2003                  Daniel C. Stevens
                                          Chief Financial Officer
                                          UMB Bank, n.a.

                                    EXHIBITS

Exhibit 31(a)

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


Dated: September 12, 2003

/ s/ R. Crosby Kemper, III
Chief Executive Officer

Exhibit 31(b)

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


Dated: September 12, 2003

/ s/  Daniel C. Stevens
Chief Financial Officer


Exhibit 32(a)

In connection with the quarterly report of the Collective Investment Trust of which UMB Bank, n.a. is Trustee filed on Form 10-q for the period ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Crosby Kemper, III, Chief Executive Officer of UMB Bank, n.a., hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

        Dated: September 12, 2003
        / s / R. Crosby Kemper, III
        Chief Executive Officer


Exhibit 32(b)

In connection with the quarterly report of the Collective Investment Trust of which UMB Bank, n.a. is Trustee filed on Form 10-q for the period ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel C. Stevens, Chief Financial Officer of UMB Bank, n.a., hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Collective Investment Trust of which UMB Bank, n.a. is Trustee.

        Dated: September 12, 2003
        / s / Daniel C. Stevens
        Chief Financial Officer

================================================================================